Form 10-Q
period 1995-03-31
INCSTAR CORP
filed 1995-05-15
CIK 216184

___________________________________________________________________________


                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549


                                 FORM 10-Q

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED MARCH 31, 1995

                                    OR

(  )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 1-9800



                            INCSTAR CORPORATION
          (Exact name of Registrant as specified in its charter)



       Minnesota                                              41-1254731
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


1990 Industrial Boulevard
 Stillwater, Minnesota                                          55082
(Address of principal executive offices)                      (Zip Code)



    Registrant's telephone number, including area code:  (612) 439-9710




                                 N/A
            Former name, former address and former fiscal year,
                       if changed since last report.


      Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days, Yes (X)   No( ).

The number of shares of the Registrant's Common Stock (par value $.01) outstanding on May 8, 1995 was 16,362,477.

___________________________________________________________________________
PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS



                            INCSTAR CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                            Quarter Ended
                                    March 31, 1995  April 1, 1994
Net sales                            $  11,117,000  $  10,657,000
Cost of goods sold                       5,987,000      5,621,000
  Gross profit                           5,130,000      5,036,000
Operating expenses:
  Selling, general and administrative    2,960,000      3,100,000
  Research and development                 914,000      1,705,000
  Total operating expenses               3,874,000      4,805,000
  Operating income                       1,256,000        231,000

Interest expense                           (87,000)       (99,000)
Other income (expense)                      (6,000)         3,000

INCOME BEFORE INCOME TAXES               1,163,000        135,000
Provision for income taxes                 364,000         31,000

NET INCOME                           $     799,000  $     104,000

INCOME PER SHARE:
Net income per share                 $        0.05  $        0.01

Weighted average shares and             16,379,928     16,419,250
equivalents

 The accompanying notes are an integral part of the consolidated financial statements.

                            INCSTAR CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                             March 31,      December 31,
                                                1995            1994
ASSETS
CURRENT ASSETS:
Cash and cash equivalents             $       221,000   $       153,000
Restricted cash                               251,000           251,000
Accounts receivable, net of allowance
for doubtful accounts of $95,000 and        7,055,000         6,759,000
  $113,000, respectively
Other receivables                              15,000           119,000
Inventories                                12,036,000        12,368,000
Other current assets                          471,000           562,000
TOTAL CURRENT ASSETS                       20,049,000        20,212,000

PROPERTY AND EQUIPMENT:
Land and land improvements                  1,573,000         1,573,000
Buildings and improvements                 13,160,000        13,103,000
Equipment and furniture                    17,083,000        16,924,000
Construction in progress                          ---           114,000
                                           31,816,000        31,714,000
Less allowance for depreciation and       (16,968,000)      (16,482,000)
amortization
                                           14,848,000        15,232,000
INTANGIBLE ASSETS                           1,563,000         1,744,000
OTHER ASSETS                                1,003,000           966,000
                                      $    37,463,000   $    38,154,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt     $       254,000   $       278,000
Accounts payable and cash overdraft         1,896,000         2,262,000
Accrued compensation                        1,348,000         1,418,000
Accrued expenses                            1,860,000         2,286,000
Income taxes payable                          340,000            95,000
  TOTAL CURRENT LIABILITIES                 5,698,000         6,339,000
LONG-TERM DEBT                              3,080,000         4,143,000
OTHER NON-CURRENT LIABILITIES               3,854,000         3,783,000

SHAREHOLDERS' EQUITY:
Undesignated stock, authorized                  - - -           - - -
5,000,000 shares
Common stock, par value $.01,
 authorized 25,000,000 shares;
 issued and outstanding                       164,000         163,000
 16,362,477 and 16,322,521 shares,
 respectively
Additional paid-in capital                 17,828,000      17,676,000
Foreign currency translation                 (128,000)       (118,000)
 adjustment
Retained earnings                           6,967,000       6,168,000
  TOTAL SHAREHOLDERS' EQUITY               24,831,000      23,889,000
                                      $    37,463,000 $    38,154,000

 The accompanying notes are an integral part of the consolidated financial statements.

                            INCSTAR CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                    Quarter Ended
                                               March 31,      April 1,
                                                 1995           1994
OPERATING ACTIVITIES:
Net income                                   $  799,000    $   104,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                   721,000        871,000
Provision for retirement plan                    68,000        133,000
Changes in operating assets and liabilities:
Accounts receivable                            (296,000)      (281,000)
Other receivables                               104,000         (6,000)
Inventories                                     332,000         55,000
Other current assets                             94,000         (3,000)
Accounts payable                                (56,000)        64,000
Accrued compensation                            (70,000)      (114,000)
Accrued expenses                               (426,000)       (86,000)
Income tax payable                              338,000         17,000
Other, net                                      (10,000)        (2,000)
Net cash provided by operating activities     1,598,000        752,000
INVESTING ACTIVITIES:
Payments for distribution rights                    ---       (150,000)
Additions to property and equipment, net       (154,000)      (280,000)
Increase in other assets                        (39,000)       (53,000)
Net cash used in investing activities          (193,000)      (483,000)
FINANCING ACTIVITIES:
Net borrowings under lines of credit               ---          55,000
Net decrease in cash overdraft                 (310,000)      (490,000)
Payments on long-term debt                   (1,087,000)       (69,000)
Issuance of common stock to employees            60,000        119,000
Net cash used in financing activities        (1,337,000)      (385,000)
Net increase (decrease) in cash and cash
 equivalents                                     68,000       (116,000)
Cash and cash equivalents at beginning of       153,000        225,000
 period
Cash and cash equivalents at end of    $        221,000   $    109,000
 period

 The accompanying notes are an integral part of the consolidated financial statements.

                            INCSTAR CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The consolidated balance sheet as of March 31, 1995 and the related consolidated statements of income and cash flows for the quarters ended March 31, 1995 and April 1, 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Certain amounts for periods prior to the quarter ended March 31, 1995 have been reclassified to conform with the current classifications. The consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company's 1994 Form 10K.


NOTE 2 _ INVENTORIES

Inventories consist of the following:

                                              March 31,     December 31,
                                                1995            1994
Raw materials                             $  2,365,000   $   2,242,000
Work in progress                             8,763,000       8,521,000
Finished goods                                 908,000       1,605,000
                                           $12,036,000     $12,368,000

NOTE 3 _ INTANGIBLE ASSETS

Intangible assets consist of the following:

                                             March 31,     December 31,
                                                1995            1994
Patents                                   $    717,000    $    717,000
Trademarks                                      17,000          17,000
Goodwill                                       619,000         619,000
Intellectual property and purchased            648,000         648,000
 technology
Product distribution rights                  2,700,000       2,700,000
                                             4,701,000       4,701,000
Less accumulated amortization               (3,138,000)     (2,957,000)
                                           $ 1,563,000     $ 1,744,000

NOTE 4 _ UNUSUAL ITEMS

      In the fourth quarter of 1994, the Company recorded a $750,000 charge related to the write down of excess inventories and a $2,450,000 unusual charge related to the termination of certain distribution and supply agreements ($540,000) as well as severance and other costs related to senior management changes ($1,910,000). Amounts remaining to be paid, pursuant to this charge, exclusive of amounts included in Note 6, Executive Retirement Plan, are included in the following balance sheet classifications:

                                          March 31,     December 31,
                                             1995           1994
        Accrued expenses              $    599,000      $   613,000
        Other non-current liabilities      643,000          798,000

The non-current portion due at March 31, 1995 is expected to be paid in 1996 ($355,000) and 1997 ($288,000).

       In the second quarter of 1994, the Company discontinued its fluorescence polarization immunoassay instrument development program
("FPIA") and incurred a one-time pre-tax charge of $3,300,000. The majority of this charge related to the write off of tangible and intangible assets ($1,560,000), costs incurred to terminate contracts with outside vendors and consultants ($797,000), as well as severance and related costs for terminated employees ($943,000). Amounts remaining to be paid at March 31, 1995 and December 31, 1994 pursuant to this charge, exclusive of amounts included in Note 6, Executive Retirement Plan, are $234,000 and $298,000, respectively, and are included in Accrued expenses.

NOTE 5 _ LONG-TERM DEBT, LEASE AND ROYALTY COMMITMENTS

Long-term debt consists of the following:

                                                March 31,    December 31,
                                                   1995          1994
Revolving line of credit from bank, interest
 at prime plus .25%                          $        ---  $         ---
Revolving line of credit from affiliate,
 interest at LIBOR plus 100 basis points              ---            ---
Long-term note from affiliate due December
 1996, interest at LIBOR plus 125 basis         3,000,000      4,020,000
 points
Capitalized lease obligations, interest at
3.4% to 8.0%, due through 1996                    323,000        390,000
Other                                              11,000         11,000
                                                3,334,000      4,421,000
      Less current portion                       (254,000)      (278,000)
      Total long-term debt                    $ 3,080,000   $  4,143,000

      The revolving line of credit from affiliate provided for maximum borrowings of $4,000,000 through April 29, 1995. This credit line has been renegotiated for another one-year term with maximum borrowings of $4,500,000 expiring in April, 1996.

      The Company is obligated to make royalty payments under several distribution and licensing agreements. The majority of these agreements call for payments based on a percentage of sales and contain no minimum royalty clause. Royalty expense under these agreements was $309,000 for the quarter ended March 31, 1995 and $336,000 for the quarter ended April 1, 1994.

NOTE 6 _ EXECUTIVE RETIREMENT PLAN

      The Company has individual retirement agreements with the executive officers which are intended to provide continued compensation to such officers or their respective beneficiaries upon retirement from the Company. The benefits and terms under these arrangements vary depending upon the officer's position within the Company. In connection with this plan, included in Other long term liabilities at March 31, 1995 and December 31, 1994 is $2,963,000 and $2,895,000, respectively, representing the present value of the future liability. The Company intends to fund this obligation through the purchase of life insurance contracts on the individual executives. Included in Other assets is $943,000 and $905,000, respectively, representing the cash surrender value of these policies.

NOTE 7 _ INCOME TAXES

      Upon the exercise of certain officer stock options during the year ended December 31, 1990, the Company was entitled to a compensation deduction allowable for income tax purposes. No compensation expense was required for financial reporting purposes because the option price on the original grant date equaled the then fair market value of the shares. Upon realization of the benefit relating to the compensation deduction for tax purposes, the benefit is credited to additional paid in capital. For the quarter ended March 31, 1995, the Company recognized a credit of $93,000 to Additional paid in capital relating to these stock options.

NOTE 8 _ RELATED PARTY TRANSACTIONS

     As part of the ongoing operations of the Company, various transactions were entered into with its affiliates, Sorin Biomedica S.p.A. ("Sorin") and its subsidiaries and Fiat Finance U.S.A., Inc. The following tables summarize these transactions and related balances.

                                Sorin              Fiat Finance U.S.A.,Inc.
                            Quarter Ended               Quarter Ended
                          March       April           March        April
                         31,1995      1,1994         31,1995       1,1994
Product sales          $2,024,000    $1,762,000    $    - - -  $     - - -
Product purchases         290,000       417,000         - - -        - - -
Royalty expense            42,000        48,000         - - -        - - -
Interest expense            - - -         - - -        79,000       84,000



                        March 31,   December 31,    March 31,    December 31,
                           1995         1994           1995         1994
Assets
Trade accounts       $  1,645,000    $1,743,000    $    - - -  $      - - -
 receivable
Other receivables           3,000         5,000         - - -         - - -

Liabilities
Accounts payable     $    302,000    $  389,000    $    - - -  $      - - -
Short term debt             - - -         - - -         - - -         - - -
Accrued royalty            42,000        47,000         - - -         - - -
Accrued interest            - - -         - - -        67,000         3,500
Long-term debt              - - -         - - -     3,000,000     4,020,000

NOTE 9 _ SUPPLEMENTARY CASH FLOW INFORMATION

                                                 Quarter Ended
                                             March 31,    April 1,
                                               1995        1994
Supplemental disclosures of cash flow
information:
Cash paid during the period for:
Interest                                    $  24,000   $   32,000
Income taxes, net                              26,000        7,000

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Sales for the quarter ended March 31, 1995 increased 4% to $11,117,000 from $10,657,000 for the same quarter a year earlier. This increase can be attributed mainly to increases in the Company's autoimmunity, infectious disease and bone & mineral market segments. In the autoimmunity market the TheratestTM product line, acquired in 1994, contributed to this increase in sales. In addition, sales have been favorably impacted by the Company's TRAb product, which is a test used in detecting Graves' disease. The Company's infectious disease product line is being favorably impacted by sales of a second generation test for Epstein Barr Virus in the international market place. The Company is currently seeking FDA approval for marketing these tests in the U.S. In the bone and mineral market segment the Company's Vitamin D kits continue to capture greater market share in both the domestic and international marketplace.

      Sales continue to be negatively impacted in the Company's thyroid and therapeutic drug monitoring lines resulting from a shift in this market toward non-isotopic automated testing. This has impacted the domestic market at a faster rate than the international market and the Company anticipates this shift to continue. Domestic sales increased 1% to
$5,567,000, and international sales increased 8% to $5,550,000. The Company's strategic focus in the research and development area is on non-RIA, automated diagnostic products.

     Gross margins for the first quarter of 1995 were 46% of sales compared to 47% of sales for the same period in the prior year. This decline is primarily due to lower production volumes during the latter part of 1994 contributing to higher unit costs. The Company expects gross margins to remain at or near this level for the remainder of 1995, however, gross margins are highly dependent on production volumes due to the high fixed-cost nature of the Company's products.

      Selling, general and administrative ("SG&A") expenses declined from $3,100,000, or 29% of sales, in the first quarter of 1994 to $2,960,000, or 27% of sales, in the first quarter of 1995. This decline is attributable to cost saving measures taken by the Company during 1994. The Company anticipates SG&A spending to increase slightly during the remainder of 1995 due to advertising and other costs associated with new product introductions.

     Research and development expenditures decreased 46% to $914,000 in the first quarter of 1995 from $1,705,000 for the same period in the prior year and decreased as a percentage of sales to 8% compared to 16% in the prior year. This decrease is mainly attributable to the discontinuation of the FPIA technology in 1994 as discussed in Note 4 above. The Company intends to maintain research and development expenditures at levels consistent with historical spending, exclusive of FPIA. On March 30, 1995, the Company entered into an agreement with Fujisawa Pharmaceutical Co. Ltd. ("Fujisawa") of Osaka, Japan to complete the development of a Phase II FK506 ELISA based diagnostic kit. FK506 is an immunosuppressant drug used in the prevention of organ transplant rejection. Upon completing development, the Company will manufacture, sell and distribute the FK506 diagnostic kit on a worldwide basis.

     Interest expense decreased to $87,000 compared to $99,000 for the same period in the prior year. This decrease is attributable to lower average debt levels.

      Income tax expense for the quarter was $364,000, or 31% of income before taxes compared with $31,000, or 23% of income before taxes in the first quarter of 1994. The increase in the effective rate is due to fewer available tax credits to offset income tax expense for financial reporting purposes. See discussion at Note 7, Income Taxes. The Company anticipates this effective rate to continue for the remainder of 1995.

Liquidity and Capital Resources

      The Company's operating cash flow increased in the first quarter of 1995 to $1,598,000 from $752,000 in the first quarter of 1994. Free cash flow (operating cash flow less investment activities) increased to $1,405,000 from $269,000 in the comparable period of the prior year. This increase is primarily due to increased operating income in the first quarter of 1995. The Company utilized this cash to reduce its outstanding debt by $1.1 million in the first quarter of 1995. Net working capital increased in this year's first quarter to $14,351,000 at March 31, 1995 from $13,873,000 at December 31, 1994.

      At March 31, 1995, the Company's primary sources of liquidity were a $1 million revolving bank credit line secured by Company assets and a $4 million unsecured credit line with Fiat Finance U.S.A., Inc. At March 31, 1995, the Company had no outstanding borrowings under these credit lines. The Company believes that its operating cash flow and existing credit lines will provide ample sources of liquidity for all planned capital expenditures and research and development activities. Capital spending for 1995 is anticipated to be approximately $1.7 million.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     Exhibit 11 - Computation of Net Income per Common Share

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 1995.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INCSTAR CORPORATION
                                             (Registrant)



Date:         5/12/95               /s/John. J. Booth
                                    John J. Booth
                                    President (Principal Executive Officer)


Date:         5/12/95               /s/Thomas P. Maun
                                    Thomas P. Maun
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)