Form 10-Q
period 1995-06-30
INCSTAR CORP
filed 1995-08-11
CIK 216184

___________________________________________________________________________

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549


                                 FORM 10-Q

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED JUNE 30, 1995

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

      Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days, Yes  X   No    .

The number of shares of the Registrant's Common Stock (par value $.01) outstanding on August 10, 1995 was 16,363,059.

___________________________________________________________________________
PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS



                            INCSTAR CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                Quarter Ended            Six Months Ended
                             June 30,      July 1,      June 30,     July 1,
                               1995          1994         1995         1994

Net sales                $ 11,041,000 $  11,188,000 $ 22,158,000 $  21,845,000
Cost of goods sold          5,722,000     5,754,000   11,710,000    11,375,000
Gross profit                5,319,000     5,434,000   10,448,000    10,470,000

Operating expenses:
Selling, general and        3,155,000     3,154,000    6,115,000     6,254,000
  administrative
Research and development      875,000     1,258,000    1,788,000     2,963,000
Unusual items                      --     3,300,000           --     3,300,000
Total operating expenses    4,030,000     7,712,000    7,903,000    12,517,000
Operating income (loss)     1,289,000    (2,278,000)   2,545,000    (2,047,000)

Interest expense              (53,000)     (104,000)    (141,000)     (203,000)
Other income                   17,000            --       12,000         3,000

INCOME (LOSS) BEFORE        1,253,000    (2,382,000)   2,416,000    (2,247,000)
  INCOME TAXES
Provision for income          426,000        61,000      790,000        92,000
  taxes
NET INCOME (LOSS)         $   827,000 $  (2,443,000) $ 1,626,000 $  (2,339,000)

INCOME (LOSS) PER SHARE:
Net income (loss) per     $      0.05 $       (0.15) $      0.10 $       (0.14)
  share


Weighted average shares    16,447,448    16,322,081   16,413,688    16,370,666
  and equivalents

 The accompanying notes are an integral part of the consolidated financial statements.

                            INCSTAR CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                 June 30,       December 31,
                                                   1995             1994
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                    $       6,000     $    153,000
Restricted cash                                    251,000          251,000
Accounts receivable, net of allowance for
  doubtful  accounts of $106,000 and             7,218,000        6,759,000
  $113,000, respectively
Other receivables                                    4,000          119,000
Inventories                                     12,541,000       12,368,000
Other current assets                               529,000          562,000
  TOTAL CURRENT ASSETS                          20,549,000       20,212,000

PROPERTY AND EQUIPMENT:
Land and land improvements                       1,573,000        1,573,000
Buildings and improvements                      13,169,000       13,103,000
Equipment and furniture                         17,032,000       16,924,000
Construction in progress                             4,000          114,000
                                                31,778,000       31,714,000
   Less allowance for depreciation and         (17,420,000)     (16,482,000)
    amortization
                                                14,358,000       15,232,000
INTANGIBLE ASSETS                                1,391,000        1,744,000
OTHER ASSETS                                       971,000          966,000
                                             $  37,269,000     $ 38,154,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt            $     164,000     $    278,000
Accounts payable and cash overdraft              2,116,000        2,262,000
Accrued compensation                             1,390,000        1,418,000
Accrued expenses                                 1,972,000        2,286,000
Income taxes payable                               254,000           95,000
  TOTAL CURRENT LIABILITIES                      5,896,000        6,339,000
LONG-TERM DEBT                                   2,015,000        4,143,000
OTHER NON-CURRENT LIABILITIES                    3,591,000        3,783,000

SHAREHOLDERS' EQUITY:
Undesignated stock, authorized 5,000,000            - - -            - - -
shares
Common stock, par value $.01, authorized
  25,000,000 shares; issued and
  outstanding 16,363,059 and 16,322,521            164,000          163,000
  shares, respectively
Additional paid-in capital                      17,937,000       17,676,000
Foreign currency translation adjustment           (128,000)        (118,000)
Retained earnings                                7,794,000        6,168,000
  TOTAL SHAREHOLDERS' EQUITY                    25,767,000       23,889,000
                                             $  37,269,000     $ 38,154,000

 The accompanying notes are an integral part of the consolidated financial statements.

                            INCSTAR CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     Six Months Ended
                                                 June 30,          July 1,
                                                   1995             1994
OPERATING ACTIVITIES:
Net income (loss)                           $    1,626,000    $   (2,339,000)
Adjustments to reconcile net income (loss)
 to net cash provided by operating
 activities:
Depreciation and amortization                    1,511,000         1,754,000
Provision (payment) for restructuring charge      (331,000)        2,914,000
Provision for retirement plan                      136,000           264,000
Changes in operating assets and liabilities:
Accounts receivable                               (459,000)         (482,000)
Other receivables                                  115,000            26,000
Inventories                                       (173,000)          250,000
Other current assets                                36,000          (204,000)
Accounts payable                                   259,000          (437,000)
Accrued compensation                               (28,000)         (121,000)
Accrued expenses                                  (314,000)           49,000
Income tax payable                                 362,000          (109,000)
Other, net                                         (10,000)           24,000
Net cash provided by operating activities        2,730,000         1,589,000
INVESTING ACTIVITIES:
Payments for distribution rights                       ---          (411,000)
Additions to property and equipment, net          (271,000)         (472,000)
Increase in intangibles                             (9,000)              ---
Increase in other assets                            (9,000)         (124,000)
Net cash used in investing activities             (289,000)       (1,007,000)
FINANCING ACTIVITIES:
Net borrowings under lines of credit                   ---           805,000
Net decrease in cash overdraft                    (405,000)         (487,000)
Payments on long-term debt                      (2,242,000)       (1,239,000)
Issuance of common stock to employees               59,000           119,000
Net cash used in financing activities           (2,588,000)         (802,000)
Net decrease in cash and cash equivalents         (147,000)         (220,000)
Cash and cash equivalents at beginning of          153,000           225,000
 period
Cash and cash equivalents at end of period  $        6,000   $         5,000

 The accompanying notes are an integral part of the consolidated financial statements.

                            INCSTAR CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The consolidated balance sheet as of June 30, 1995 and the related consolidated statements of income and cash flows for the six month periods ended June 30, 1995 and July 1, 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Certain amounts for periods prior to the six month period ended June 30, 1995 have been reclassified to conform with the current classifications. The consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company's 1994 Form 10K.


NOTE 2 _ INVENTORIES

Inventories consist of the following:

                                             June 30,       December 31,
                                               1995             1994
Raw materials                             $  2,547,000   $   2,242,000
Work in progress                             8,809,000       8,521,000
Finished goods                               1,185,000       1,605,000
                                          $ 12,541,000   $  12,368,000

NOTE 3 _ INTANGIBLE ASSETS

Intangible assets consist of the following:

                                             June 30,      December 31,
                                               1995            1994
Patents                                  $    717,000     $    717,000
Trademarks                                     17,000           17,000
Goodwill                                      619,000          619,000
Intellectual property and purchased           657,000          648,000
  technology
Product distribution rights                 2,700,000        2,700,000
                                            4,710,000        4,701,000
Less accumulated amortization              (3,319,000)      (2,957,000)
                                         $  1,391,000      $ 1,744,000

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

                                            June 30,       December 31,
                                              1995             1994
        Accrued expenses               $     167,000      $    613,000
        Other non-current liabilities        468,000           798,000

The non-current portion due at June 30, 1995 is expected to be paid in 1996 ($180,000) and 1997 ($288,000).

       In the second quarter of 1994, the Company discontinued its fluorescence polarization immunoassay instrument development program
("FPIA") and incurred a one-time pre-tax charge of $3,300,000. The majority of this charge related to the write off of tangible and intangible assets ($1,560,000), costs incurred to terminate contracts with outside vendors and consultants ($797,000), as well as severance and related costs for terminated employees ($943,000). Amounts remaining to be paid at June 30, 1995 and December 31, 1994 pursuant to this charge, exclusive of amounts included in Note 6, Executive Retirement Plan, are $190,000 and $298,000, respectively, and are included in Accrued expenses.

NOTE 5 _ LONG-TERM DEBT, LEASE AND ROYALTY COMMITMENTS

Long-term debt consists of the following:

                                                     June 30,   December 31,
                                                       1995         1994
Revolving line of credit from bank, interest at
  prime plus .25%                                  $       ---    $      ---
Revolving line of credit from affiliate, interest
  at LIBOR plus 100 basis points                           ---           ---
Long-term note from affiliate due December 1996,
  interest at LIBOR plus 125 basis points            2,000,000     4,020,000
Capitalized lease obligations, interest at 5.7% to
  8.0%, due through 1996                               168,000       390,000
Other                                                   11,000        11,000
                                                     2,179,000     4,421,000
      Less current portion                            (164,000)     (278,000)
      Total long-term debt                          $2,015,000    $4,143,000

      The Company is obligated to make royalty payments under several distribution and licensing agreements. The majority of these agreements call for payments based on a percentage of sales and contain no minimum royalty clause. Royalty expense under these agreements was $368,000 and $291,000 for the quarters ended June 30, 1995 and July 1, 1994, respectively, and $677,000 and $627,000 for the six month periods ended June 30, 1995 and July 1, 1994, respectively.

NOTE 6 _ EXECUTIVE RETIREMENT PLAN

       The Company has individual retirement agreements with certain executive officers which are intended to provide continued compensation to such officers or their respective beneficiaries upon retirement from the Company. The benefits and terms under these arrangements vary depending upon the officer's position within the Company. In connection with this plan, included in Other non-current liabilities at June 30, 1995 and December 31, 1994 is $3,031,000 and $2,895,000, respectively, representing the present value of the future liability. The Company intends to fund this obligation through the purchase of life insurance contracts on the individual executives. Included in Other assets at June 30, 1995 and December 31, 1994 is $911,000 and $905,000, respectively, representing the cash surrender value of these policies.

NOTE 7 _ INCOME TAXES

      Upon the exercise of certain officer stock options during the year ended December 31, 1990, the Company was entitled to a compensation deduction allowable for income tax purposes. No compensation expense was required for financial reporting purposes because the option price on the original grant date equaled the then fair market value of the shares. Upon realization of the benefit relating to the compensation deduction for tax purposes, the benefit is credited to additional paid in capital. The Company recognized a credit of $110,000 and $203,000 to Additional paid in capital relating to these stock options for the quarter and the six month period ended June 30, 1995, respectively.

NOTE 8 _ RELATED PARTY TRANSACTIONS

     As part of the ongoing operations of the Company, various transactions were entered into with its affiliates, Sorin Biomedica S.p.A. ("Sorin") and its subsidiaries and Fiat Finance U.S.A., Inc. The following tables summarize these transactions and related balances.

                                Sorin               Fiat Finance U.S.A., Inc.
                           Six Months Ended             Six Months Ended
                      June 30, 1995  July 1,1994   June 30, 1995  July 1,1994
Product sales         $   3,822,000  $ 3,524,000   $      - - -   $     - - -
Product purchases           424,000      662,000          - - -         - - -
Royalty expense              83,000       96,000          - - -         - - -
Interest expense              - - -        - - -        128,000       174,000

                         June 30,    December 31,       June 30,   December 31,
                           1995          1994             1995        1994
Assets
Trade accounts        $   1,695,000  $ 1,743,000   $      - - -  $      - - -
  receivable
Other receivables             6,000        5,000          - - -         - - -

Liabilities
Accounts payable      $     325,000  $   389,000   $      - - -  $      - - -
Accrued royalty              35,000       47,000          - - -         - - -
Accrued interest              - - -        - - -         90,000         3,500
Long-term debt                - - -        - - -      2,000,000     4,020,000

NOTE 9 _ SUPPLEMENTARY CASH FLOW INFORMATION

                                                    Six Months Ended
                                                 June 30, 1995   July 1, 1994
Supplemental disclosures of cash flow
information:
Cash paid during the period for:
Interest                                          $   54,000    $     56,000
Income taxes, net                                    428,000         201,000

Schedule of non-cash investing and financing
activities:
Deferred payable for product distribution               ---          250,000
rights

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarter ended June 30, 1995 vs. quarter ended July 1, 1994

      Sales for the quarter ended June 30, 1995 decreased 1% to $11,041,000 from $11,188,000 for the same period a year earlier. Sales continue to be negatively impacted in the Company's endocrinology and thyroid market segments, resulting from a shift in this market from radioimmunoassay testing, which predominates the Company's product offerings, toward non-isotopic automated testing such as enzyme immunoassays. This decline has been offset by increases in the Company's autoimmunity and infectious disease market segments. In the autoimmunity market segment, the Company completed the technological transfer of the TheraTestTM production line to its Stillwater facility during the second quarter of this year, which favorably impacted sales in the second quarter. The Company acquired this Food and Drug Administration ("FDA")-cleared ELISA-based panel of autoimmune diagnostic assays in May, 1994 from TheraTest Laboratories, Inc. of Chicago. In the infectious disease market segment, the international launch of the second generation tests for the Epstein Barr Virus ("EBV"), which took place in late 1994, continues to favorably impact sales. In June of this year, the Company received market clearance from the FDA for these EBV tests. Sales of these assays will commence in the U.S. during the third quarter of 1995 and are expected to contribute positively to the Company's infectious disease product results in the second half of this year. Domestic sales of $5,660,000 were relatively flat as compared with the quarter ended July 1, 1994 and international sales decreased 3% to $5,381,000.

      Gross margins for the second quarter of 1995 were 48.1% of sales compared to 48.5% of sales for the same period in the prior year. Gross margins improved from 46.1%, however, from the first quarter of 1995.
Lower margins in the first quarter of 1995 were attributed to lower production volumes in the latter part of 1994, contributing to higher unit costs.

     Selling, general and administrative ("SG&A") expenses remained flat at $3,155,000, or 28.5% of sales, compared with $3,154,000, or 28.1% of sales, in the second quarter of 1994.

     Research and development expenditures decreased 30% to $875,000 in the second quarter of 1995 from $1,258,000 for the same period in the prior year and decreased as a percentage of sales to 8% compared to 11% in the prior year. This decrease is mainly attributable to the discontinuation of the FPIA technology in 1994 as discussed in Note 4 above. The Company intends to maintain research and development expenditures at levels consistent with historical spending, exclusive of FPIA.

      Interest expense decreased to $53,000 compared to $104,000 for the same period in the prior year. This decrease is attributable to lower average debt levels.

      Income tax expense for the quarter was $426,000, or 34% of income before taxes compared with income tax expense of $61,000 in the second quarter of 1994. The prior year tax relates primarily to large book over tax deductions for various book reserves and depreciation.

Six months ended June 30, 1995 vs. six months ended July 1, 1994

      Sales for the six months ended June 30, 1995 increased 1% to $22,158,000 from $21,845,000 for the same period a year earlier. This increase can be attributed mainly to increases in the Company's autoimmunity, infectious disease and bone & mineral market segments, which were essentially offset by declines in the Company's endocrinology and thyroid product offerings, discussed above. In the autoimmunity market segment the TheraTestTM product line, discussed above, contributed to this increase in sales. In addition, international sales have been favorably impacted by the Company's TRAb product, which is a test used in detecting Graves' disease. The Company's infectious disease product line is being favorably impacted by sales of second generation tests for Epstein Barr Virus in the international market. Domestic sales increased 1% to $11,227,000, and international sales increased 2% to $10,931,000.

      Gross margins decreased to 47.1% for the six month period ending June 30, 1995 compared to 47.9% for the same period in the prior year. This decline is primarily due to lower production volumes during the latter part of 1994, contributing to higher unit costs. The Company anticipates gross margins to improve during the remainder of 1995 due to changes in product mix and operating efficiencies resulting from internal organizational changes.

     SG&A expenses decreased to $6,115,000, or 27.5% of sales, in the sixth months ended June 30, 1995 from $6,254,000, or 28.6% of sales, for the same period in the prior year. This decline is attributable to cost saving measures taken by the Company. The Company anticipates SG&A expenses to increase slightly during the remainder of 1995 due to advertising and other costs related to new product introductions.

      Research and development expenditures decreased 39.6% to $1,788,000, or 8.2% of sales, in the six months ended June 30, 1995 from $2,963,000, or 13.5% of sales, for the same period in the prior year. This decrease is mainly due to the cancellation of the FPIA program in 1994 as discussed in
Note 4 above. The Company intends to maintain research and development expenditures at levels consistent with historical spending, exclusive of FPIA. In the first quarter of 1995, the Company entered into an agreement with Fujisawa Pharmaceutical Co. Ltd. of Osaka, Japan to complete the development of a Phase II FK506 ELISA-based diagnostic kit. Upon completing development, the Company will manufacture, sell and distribute the FK506 diagnostic kit on a worldwide basis.

      Interest expense decreased to $141,000 compared to $203,000 for the same period in the prior year. This decrease is attributable to lower average debt levels.

      Income (loss) before income taxes was $2,416,000 for the six month period ending June 30, 1995 compared to $(2,247,000) for the six month period ending July 1, 1994. The first six months of 1994 were impacted by a restructuring charge of $3.3 million for the discontinuance of the FPIA project, discussed in Note 4 above. Without consideration of this charge, income before taxes increased 129% over the prior year.

      Income tax expense for the six months ending June 30, 1995 was $790,000, or 33% of income before taxes compared with income tax expense of $92,000 for the same period in the prior year. The prior year tax related primarily to temporary differences which were added back to the book loss and resulted in taxable income. These temporary differences resulted from large book reserves which were not deductible and certain fixed assets depreciated over a longer life for tax purposes. The Company anticipates this effective rate to increase slightly for the remainder of 1995.

Liquidity and Capital Resources

     The Company's operating cash flow increased in the first six months of 1995 to $2,730,000 from $1,589,000 for the same period in the prior year. Free cash flow (operating cash flow less investment activities) increased to $2,441,000 in the first six months from $582,000 in the comparable period of the prior year. This increase is primarily due to increased operating income in the first six months of 1995 and the cancellation of the FPIA program as discussed above. The Company utilized this cash to reduce its outstanding debt by $2.2 million in the six month period ending June 30, 1995. Net working capital increased in this year's first six months to $14,653,000 at June 30, 1995 from $13,873,000 at December 31,
1994.

     At June 30, 1995, the Company's primary sources of liquidity were a $1 million revolving bank credit line secured by Company assets and a $4.5 million unsecured credit line with Fiat Finance U.S.A., Inc. At June 30, 1995, the Company had no outstanding borrowings under these credit lines. The Company believes that its operating cash flow and existing credit lines will provide ample sources of liquidity for all planned capital expenditures and research and development activities. Capital spending for the remainder of 1995 is anticipated to be approximately $700,000.

PART II.  OTHER INFORMATION
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on May 9, 1995 and solicited proxies for the purpose of electing ten directors for the ensuing year.

     The votes with respect to the election of directors were:

                             For               Withheld
     Pierre M. Galletti   13,159,865            101,090
     John J. Booth        13,168,431             92,524
     Ennio Denti          13,167,120             93,835
     George H. Dixon      13,168,195             92,760
     Franco Fornasari     13,159,631            101,324
     Ezio Garibaldi       13,159,356            101,599
     D. Ross Hamilton     13,168,431             92,524
     Umberto Rosa         13,159,774            101,181
     Michael W. Steffes   13,168,431             92,524
     Carlo Vanoli         13,158,186            102,769


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     Exhibit 11 - Computation of Net Income (Loss) per Common Share

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INCSTAR CORPORATION
                                             (Registrant)



Date:         8/10/95
                                    /s/John J. Booth
                                    President (Principal Executive Officer)


Date:         8/10/95
                                    /s/Thomas P. Maun
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)