Form 10-Q
period 1995-09-29
INCSTAR CORP
filed 1995-11-13
CIK 216184

___________________________________________________________________________

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549


                                  FORM 10-Q

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED SEPTEMBER 29, 1995

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

The number of shares of the Registrant's Common Stock (par value $.01) outstanding on November 1, 1995 was 16,363,059.
___________________________________________________________________________

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS



                             INCSTAR CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                              Quarter Ended             Nine Months Ended

                        Sept. 29,     Sept. 30,       Sept. 29,      Sept. 30,
                           1995          1994            1995           1994
 Net sales          $ 11,664,000  $ 10,451,000  $   33,822,000 $    32,296,000
 Cost of goods sold    5,791,000     5,320,000      17,501,000      16,695,000
 Gross profit          5,873,000     5,131,000      16,321,000      15,601,000
 Operating expenses:
 Selling, general      3,189,000     3,355,000       9,304,000       9,609,000
  and administrative
 Research and            974,000     1,101,000       2,762,000       4,064,000
  development
 Unusual items               ---           ---             ---       3,300,000
 Total operating       4,163,000     4,456,000      12,066,000      16,973,000
  expenses
 Operating income      1,710,000       675,000       4,255,000     (1,372,000)
  (loss)

 Interest expense       (41,000)      (90,000)       (181,000)       (293,000)
 Other income              3,000         3,000          13,000           6,000

INCOME (LOSS) BEFORE   1,672,000       588,000       4,087,000     (1,659,000)
 INCOME TAXES
 Provision for           580,000       101,000       1,369,000         193,000
  income taxes

NET INCOME (LOSS)   $  1,092,000  $    487,000  $    2,718,000 $   (1,852,000)

INCOME (LOSS) PER SHARE
Net income (loss)   $       0.07  $       0.03  $         0.17 $        (0.11)
   per share

 Weighted average     16,570,043    16,332,937      16,465,806      16,358,089
  shares and equivalents


  The accompanying notes are an integral part of the consolidated financial statements.

                             INCSTAR CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                  Sept. 29,        Dec. 31,
                                                    1995             1994
 ASSETS

 CURRENT ASSETS:
 Cash and cash equivalents                   $        8,000     $    153,000
 Restricted cash                                    251,000          251,000
 Accounts receivable, net of allowance for
   doubtful  accounts of $107,000 and             7,980,000        6,759,000
   $113,000, respectively
 Other receivables                                    6,000          119,000
 Inventories                                     13,090,000       12,368,000
 Other current assets                               471,000          562,000
 TOTAL CURRENT ASSETS                            21,806,000       20,212,000

 PROPERTY AND EQUIPMENT:
 Land and land improvements                       1,573,000        1,573,000
 Buildings and improvements                      13,169,000       13,103,000
 Equipment and furniture                         17,534,000       16,924,000
 Construction in progress                            23,000          114,000
                                                 32,299,000       31,714,000
 Less allowance for depreciation and            (17,868,000)     (16,482,000)
  amortization
                                                 14,431,000       15,232,000
 INTANGIBLE ASSETS                                1,252,000        1,744,000
 OTHER ASSETS                                       906,000          966,000
                                              $  38,395,000     $ 38,154,000
 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Current portion of long-term debt            $     120,000     $    278,000
 Accounts payable and cash overdraft              2,208,000        2,262,000
 Accrued compensation                             1,542,000        1,418,000
 Accrued expenses                                 2,358,000        2,286,000
 Income taxes payable                               406,000           95,000
 TOTAL CURRENT LIABILITIES                        6,634,000        6,339,000
 LONG-TERM DEBT                                   1,257,000        4,143,000
 OTHER NON-CURRENT LIABILITIES                    3,656,000        3,783,000

 SHAREHOLDERS' EQUITY:
 Undesignated stock, authorized 5,000,000 shares     - - -            - - -
 Common stock, par value $.01, authorized
   25,000,000 shares; issued and outstanding        164,000          163,000
   16,363,059 and 16,322,521 shares, respectively
 Additional paid-in capital                      17,937,000       17,676,000
 Foreign currency translation adjustment           (139,000)        (118,000)
 Retained earnings                                8,886,000        6,168,000
 TOTAL SHAREHOLDERS' EQUITY                      26,848,000       23,889,000
                                              $  38,395,000     $ 38,154,000

  The accompanying notes are an integral part of the consolidated financial statements.

                             INCSTAR CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       Nine Months Ended
                                                     Sept. 29,       Sept. 30,
                                                       1995             1994
OPERATING ACTIVITIES:
  Net income (loss)                            $     2,718,000  $   (1,852,000)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
 Depreciation and amortization                       2,183,000        2,607,000
 Provision (payment) for restructuring charge         (975,000)       2,218,000
 Provision for retirement plan                         204,000          397,000
 Changes in operating assets and liabilities:
 Accounts receivable                                (1,221,000)          41,000
 Other receivables                                     113,000           19,000
 Inventories                                          (722,000)        (201,000)
 Other current assets                                   94,000           40,000
 Accounts payable                                      480,000         (719,000)
 Accrued compensation                                  124,000           23,000
 Accrued expenses                                      714,000          279,000
 Income tax payable                                    514,000          (49,000)
 Other, net                                            (21,000)          40,000
 Net cash provided by operating activities           4,205,000        2,843,000
 INVESTING ACTIVITIES:
 Payments for distribution rights                          ---         (411,000)
 Additions to property and equipment, net             (835,000)        (716,000)
 Increase in intangibles                               (51,000)            ---
 (Increase) decrease in other assets                    54,000         (155,000)
 Net cash used in investing activities                (832,000)      (1,282,000)
 FINANCING ACTIVITIES:
 Net payments under lines of credit                        ---         (419,000)
 Net decrease in cash overdraft                       (534,000)        (172,000)
 Payments on long-term debt                         (3,044,000)      (1,308,000)
 Issuance of common stock to employees                  60,000          119,000
 Net cash used in financing activities              (3,518,000)      (1,780,000)
 Net decrease in cash and cash
   equivalents                                        (145,000)        (219,000)
 Cash and cash equivalents at beginning of             153,000          225,000
   period
 Cash and cash equivalents at end of period    $         8,000  $         6,000

     The accompanying notes are an integral part of the consolidated financial statements.

                             INCSTAR CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The consolidated balance sheet as of September 29, 1995 and the related consolidated statements of income and cash flows for the nine month periods ended September 29, 1995 and September 30, 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Certain amounts for periods prior to the nine month period ended September 29, 1995 have been reclassified to conform with the current classifications. The consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company's 1994 Form 10K.


NOTE 2 _ INVENTORIES

Inventories consist of the following:

                                             Sept. 29,          Dec. 31,
                                                1995              1994
Raw materials                              $ 2,604,000        $ 2,242,000
Work in progress                             8,715,000          8,521,000
Finished goods                               1,771,000          1,605,000
                                           $13,090,000        $12,368,000

NOTE 3 _ INTANGIBLE ASSETS

Intangible assets consist of the following:

                                              Sept. 29,        Dec. 31,
                                                1995             1994
Patents                                      $ 717,000       $ 717,000
Trademarks                                      17,000          17,000
Goodwill                                       619,000         619,000
Intellectual property and purchased            699,000         648,000
 technology
Product distribution rights                  2,700,000       2,700,000
                                             4,752,000       4,701,000
Less accumulated amortization               (3,500,000)     (2,957,000)
                                           $ 1,252,000     $ 1,744,000

NOTE 4 _ UNUSUAL ITEMS

      In the fourth quarter of 1994, the Company recorded a $750,000 charge related to the write down of excess inventories and a $2,450,000 unusual charge related to the termination of certain distribution and supply agreements ($540,000) as well as severance and other costs related to senior management changes ($1,910,000). Amounts remaining to be paid, exclusive of amounts included in Note 6, Executive Retirement Plan, are included in the following balance sheet classifications:

                                          Sept. 29,         Dec. 31,
                                            1995              1994
    Accrued expenses                     $158,000           $613,000
    Other non-current liabilities         479,000            798,000

The non-current portion due at September 29, 1995 is expected to be paid in 1996 ($180,000) and 1997 ($299,000).

     In the second quarter of 1994, the Company discontinued its fluorescence polarization immunoassay instrument development program ("FPIA") and incurred a one-time pre-tax charge of $3,300,000. The majority of this charge related to the write off of tangible and intangible assets ($1,560,000), costs incurred to terminate contracts with outside vendors and consultants ($797,000), as well as severance and related costs for terminated employees ($943,000). Amounts remaining to be paid at September 29, 1995 and December 31, 1994, exclusive of amounts included in Note 6, Executive Retirement Plan, are $97,000 and $298,000, respectively, and are included in Accrued expenses.

NOTE 5 _ LONG-TERM DEBT, LEASE AND ROYALTY COMMITMENTS

Long-term debt consists of the following:

                                               Sept. 29,         Dec. 31,
                                                  1995             1994
Revolving line of credit from bank,
 interest at prime plus .25%                   $    ---           $    ---
Revolving line of credit from affiliate,
 interest at LIBOR plus 100 basis points            ---                ---
Long-term note from affiliate due December
 1996, interest at LIBOR plus 125 basis        1,250,000          4,020,000
 points
Capitalized lease obligations, interest at
 5.7% to 8.0%, due through 1996                  116,000            390,000
Other                                             11,000             11,000
                                               1,377,000          4,421,000
      Less current portion                      (120,000)          (278,000)
      Total long-term debt                    $1,257,000         $4,143,000


      The Company is obligated to make royalty payments under several distribution and licensing agreements. The majority of these agreements call for payments based on a percentage of sales. Royalty expense under these agreements was $504,000 and $245,000 for the quarters ended September 29, 1995 and September 30, 1994, respectively, and $1,181,000 and $872,000 for the nine month periods ended September 29, 1995 and September 30, 1994, respectively.

NOTE 6 _ EXECUTIVE RETIREMENT PLAN

      The Company has individual retirement agreements with certain executive officers which are intended to provide continued compensation to such officers or their respective beneficiaries upon retirement from the Company. The benefits and terms under these arrangements vary depending upon the officer's position within the Company. In connection with this plan, included in Other non-current liabilities at September 29, 1995 and December 31, 1994 is $3,085,000 and $2,895,000, respectively, representing the present value of the future liability. Also, included in Accrued expenses at September 29, 1995 is $14,000 representing the current portion of this liability. The Company intends to fund this obligation through the purchase of life insurance contracts on the individual executives. Included in Other assets at September 29, 1995 and December 31, 1994 is $843,000 and $905,000, respectively, representing the cash surrender value of these policies.

NOTE 7 _ INCOME TAXES

     Upon the exercise of certain officer stock options during the year ended December 31, 1990, the Company was entitled to a compensation deduction allowable for income tax purposes. No compensation expense was required for financial reporting purposes because the option price on the original grant date equaled the then fair market value of the shares. Upon realization of the benefit relating to the compensation deduction for tax purposes, the benefit is credited to additional paid in capital. The Company did not recognize any credit during the quarter ended September 29, 1995, however, it recognized a credit of $203,000 to Additional paid in capital relating to these stock options for the nine month period ended September 29, 1995.

NOTE 8 _ RELATED PARTY TRANSACTIONS

      As part of the ongoing operations of the Company, various transactions were entered into with its affiliates, Sorin Biomedica S.p.A. ("Sorin") and its subsidiaries and Fiat Finance U.S.A., Inc. The following tables summarize these transactions and related balances.

                               Sorin                Fiat Finance U.S.A., Inc.
                         Nine Months Ended              Nine Months Ended
                        Sept. 29,      Sept. 30,        Sept. 29,      Sept. 30,
                           1995           1994            1995           1994
  Product sales       $5,627,000      $5,049,000        $  - - -   $      - - -
  Product purchases    1,110,000         915,000           - - -          - - -
  Royalty expense        334,000         129,000           - - -          - - -
  Interest expense         - - -           - - -         164,000        252,000

                        Sept. 29,       Dec. 31,        Sept. 29,      Dec. 31,
                           1995           1994            1995           1994
Assets
  Trade  accounts     $1,925,000      $1,743,000        $ - - -       $  - - -
   receivable
  Other receivables        6,000           5,000          - - -          - - -
   receivables

  Liabilities
   Accounts payable   $  572,000       $ 389,000    $     - - -   $      - - -
   Accrued royalty       280,000          47,000          - - -          - - -
   Accrued interest       - - -           - - -          70,000          3,500
   Long-term debt         - - -           - - -       1,250,000      4,020,000

NOTE 9 _ SUPPLEMENTARY CASH FLOW INFORMATION

                                                    Nine Months Ended
                                                Sept. 29,        Sept. 30,
                                                   1995            1994
Supplemental disclosures of cash flow
information:
Cash paid during the period for:
Interest                                     $114,000         $103,000
Income taxes, net                             688,000          234,000

Schedule of non-cash investing and financing
activities:
Deferred payable for product distribution        ---          250,000
 rights

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarter ended September 29, 1995 vs. quarter ended September 30, 1994

      Sales  for  the  quarter  ended September 29,  1995  increased  12%  to
$11,664,000 from $10,451,000 for the same period a year earlier. This is attributable to increases in the Company's autoimmune disease, bone and mineral metabolism and infectious disease market segments, both in the domestic and international market place. Increases in these market segments were somewhat offset, however, by declines in the Company's oncology and bulk antisera product lines in addition to continuing declines in certain of the Company's radioimmunnoassay ("RIA") product offerings.

      Domestic  sales  increased  28% to $6,651,000  for  the  quarter  ended
September 29, 1995 from $5,214,000 for the same period in the prior year. Substantially all of this increase was attributable to an increase in sales in one of the Company's hepatitis assays due to a competitor's kit becoming unavailable to the market. The Company is uncertain how long this market condition will continue; however, it currently affords the Company sales opportunities that normally would not exist. The Company also realized significant growth in its autoimmune disease segment through increased market penetration of its TheratestTM product line. This ELISA-based panel of diagnostic assays was acquired from Theratest Laboratories, Inc. in May 1994 and the technology and manufacturing transfer of these tests to the Company's Stillwater facility was completed during the second quarter of this year. Additionally, the Company's bone and mineral metabolism segment showed increased performance, aided by several recent new product introductions. However, as discussed above, offsetting the increases in the above three markets was continuing declines in the Company's RIA oncology and routine endocrinology product offerings.

      International sales decreased 5% to $5,013,000. However, revenues continue to be favorably impacted in the infectious disease and autoimmune market segments by sales of the Company's second generation tests for Epstein Barr Virus and Thyroid Receptor Autoantibody (TRAb) assays. Sales were negatively impacted, however, in the bulk antisera product offerings, resulting mainly from the cyclical nature of this market, as well as declines in the routine endocrinology segment as this market continues to shift away from manual, RIA testing.

      Gross margins for the third quarter of 1995 improved to 50.3% of sales compared to 49.1% of sales for the same period in the prior year. This improvement is due in part to a change in the mix of sales, discussed above, compared to the same period a year earlier as well as efficiencies derived from recent restructuring of operations. Improvement in gross margins is expected to continue in the fourth quarter of 1995.

      Selling, general and administrative ("SG&A") expenses declined from $3,355,000, or 32% of sales, in the third quarter of 1994 to $3,189,000, or 27% of sales, in the third quarter of 1995. This decline is attributable to cost saving measures taken by the Company during 1995 and the recent restructuring of operations.

      Research and development expenditures decreased 12% to $974,000 in the third quarter of 1995 from $1,101,000 for the same period in the prior year and decreased as a percentage of sales to 8% compared to 11% in the prior year. This decline is mainly due to the timing of clinical trials and other regulatory costs associated with new product introductions. The Company expects research and development expenditures to remain consistent with these levels for the remainder of 1995.

      Interest expense decreased to $41,000 compared to $90,000 for the same period in the prior year. This decrease is attributable to lower average debt levels.

     Income tax expense for the quarter was $580,000, or 35% of income before taxes, compared with income tax expense of $101,000, or 17% of income before taxes, in the third quarter of 1994. The increase in the effective rate is due to fewer available tax credits to offset income tax expense for financial reporting purposes.

Nine months ended September 29, 1995 vs. nine months ended September 30, 1994

      Sales for the nine months ended September 29, 1995 increased 5% to $33,822,000 from $32,296,000 for the same period a year earlier. This increase can be attributed mainly to increases in the Company's autoimmunity and infectious disease market segments, offset by declines in the oncology and bulk antisera product offerings, as discussed above. Domestic sales increased 9% to $17,878,000, for the nine month period ended September 29, 1995 compared to $16,348,000 for the same period in the prior year. International sales remained flat at $15,944,000 for the nine month period ended September 29, 1995 compared with $15,948,000 for the same period in 1994.

     Gross margins remained at 48% for the nine month periods ended September 29, 1995 and September 30, 1994. As discussed above, gross margins increased during the third quarter and are expected to increase slightly during the fourth quarter of 1995.

      SG&A expenses decreased to $9,304,000, or 27.6% of sales, in the nine months ended September 29, 1995 from $9,609,000, or 29.7% of sales, for the same period in the prior year. This decline is attributable to cost saving measures taken by the Company. The Company anticipates SG&A expenses to increase slightly during the remainder of 1995 due to advertising and other costs related to new product introductions.

      Research and development expenditures decreased 32% to $2,762,000, or 8.2% of sales, in the nine months ended September 29, 1995 from $4,064,000, or 12.6% of sales, for the same period in the prior year. This decrease is mainly due to the cancellation of the FPIA program in 1994 as discussed in
Note 4 above. The Company intends to maintain research and development expenditures at levels consistent with historical spending, exclusive of FPIA.

     Interest expense decreased to $181,000 compared to $293,000 for the same period in the prior year. This decrease is attributable to lower average debt levels.

      Income (loss) before income taxes was $4,087,000 for the nine month period ending September 29, 1995 compared to $(1,659,000) for the nine month period ending September 30, 1994. The first nine months of 1994 was impacted by a restructuring charge of $3.3 million for the discontinuance of the FPIA project, discussed in Note 4 above. Without consideration of this charge, income before taxes increased 149% over the prior year.

      Income tax expense for the nine months ended September 29, 1995 was $1,369,000, or 34% of income before taxes compared with income tax expense of $193,000 for the same period in the prior year. The prior year tax related primarily to temporary differences which were added back to the book loss and resulted in taxable income. These temporary differences resulted from large book reserves which were not deductible and certain fixed assets depreciated over a longer life for tax purposes.

Liquidity and Capital Resources

      The Company's operating cash flow increased in the first nine months of 1995 to $4,205,000 from $2,843,000 for the same period in the prior year. Free cash flow (operating cash flow less investment activities) increased to $3,373,000 in the first nine months from $1,561,000 in the comparable period of the prior year. This increase is primarily due to increased operating income in the first nine months of 1995 and the cancellation of the FPIA program as discussed above. The Company utilized this cash to reduce its outstanding debt by $3 million in the nine month period ended September 29, 1995. Net working capital increased in this year's first nine months to $15,172,000 at September 29, 1995 from $13,873,000 at December 31, 1994.

     At September 29, 1995, the Company's primary sources of liquidity were a $1 million revolving bank credit line secured by Company assets and a $4.5 million unsecured credit line with Fiat Finance U.S.A., Inc. At September 29, 1995, the Company had no outstanding borrowings under these credit lines. The Company believes that its operating cash flow and existing credit lines will provide ample sources of liquidity for all planned capital expenditures and research and development activities. Capital spending for the remainder of 1995 is anticipated to be approximately $400,000.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     Exhibit 11 - Computation of Net Income (Loss) per Common Share
     Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 29, 1995.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INCSTAR CORPORATION
                                             (Registrant)



Date:       11/1/95
                                    /S/John J. Booth
                                    President (Principal Executive
                                     Officer)


Date:       11/1/95
                                    /S/Thomas P. Maun
                                    Vice President and Chief Financial
                                     Officer
                                    (Principal Financial and Accounting
                                     Officer)