Form 10-K405
period 1995-12-31
INCSTAR CORP
filed 1996-03-28
CIK 216184

_______________________________________________________________________________
                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE YEAR ENDED DECEMBER 31, 1995      COMMISSION FILE NUMBER 1-9800
                                       OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                              INCSTAR CORPORATION
            (Exact name of registrant as specified in its charter)

   MINNESOTA                                                 41-1254731
 (State of Incorporation)          (I.R.S. Employer Identification No.)

 1990 Industrial Boulevard
 Stillwater, Minnesota                                            55082
 (Address of principal executive offices)                    (Zip Code)
                                 (612) 439-9710
              (Registrant's telephone number, including area code)


            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                       SECURITIES EXCHANGE ACT OF 1934:

    Title of Each Class              Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value                   American Stock Exchange
        Per Share

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
                       SECURITIES EXCHANGE ACT OF 1934:
        None.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days, Yes  X   No    .

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K, [ X ].

 The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 20, 1996 was approximately $39,749,000.

 The number of shares of the Registrant's Common Stock outstanding on March 20, 1996 was 16,413,350.
_______________________________________________________________________________
                     DOCUMENTS INCORPORATED BY REFERENCE:
Documents                                                Form 10-K Reference

Proxy Statement for annual meeting to be held May 21, 1996      Part III

                                    PART I.
ITEM 1. BUSINESS

GENERAL

      INCSTAR Corporation and its subsidiaries (the "Company") develop, manufacture, and market test kits and related products used by major hospitals, clinical reference laboratories and researchers involved in diagnosing and treating immunological conditions. Since December 1989, the Company has been majority-owned by BioFin Holding International B.V. (BFHI), a subsidiary of Sorin Biomedica Diagnostics S.p.A. (Sorin) which is an Italian affiliate of Fiat, Inc. The Company was incorporated in Minnesota in 1975 under the name of Immuno Nuclear Corporation. The Company's principal executive offices are located at 1990 Industrial Boulevard, Stillwater, Minnesota, 55082.


PRODUCTS

The Company currently markets, develops and manufactures individual test reagents and test kits, using primarily RIA, EIA, immunoturbidimetric assay
(ITA) and immunofluorescent assay (IFA) technologies for clinical diagnostic and medical research purposes. The Company also produces and markets histochemical antisera and natural and synthetic peptides also used in clinical diagnostic and medical research. The Company's product focus is on diagnostic tests for autoimmune, infectious disease, endocrinology and bone and mineral metabolism product segments, utilizing a variety of technologies. The immunodiagnostic market is shifting away from manual testing to automated or semi-automated testing in an effort to reduce laboratory costs involved in processing medical diagnostic tests. As a result, the research and development activities of the Company are mainly focused on developing non-isotopic tests that can be run on open instrument systems that are either currently in the customers labs, or can be placed there in a cost effective manner.

      DIAGNOSTIC AND RESEARCH KITS. The Company believes that it is one of the largest producers of RIA products in the world. The total RIA market, however, has been significantly decreasing in recent years due to two factors: (1) isotopic technologies such as RIA are not easily convertible to automated instrument testing systems and (2) disposal issues relative to radioactive materials. Current trends in the immunodiagnostic market are to employ technologies such as EIA, which require less labor to process test results. Consequently, the challenge facing the Company is, and will continue to be, to develop products that are non-isotopic and amiable to semi and fully automated assay systems. Although the current trend in the domestic market, and to a lesser degree in the international market, is away from manual, RIA testing, the Company feels that its strengths in RIA manufacturing and marketing will allow it to maintain or grow its share of this declining market. The Company believes that in the near-term its RIA products will provide it with the capital resources necessary to pursue new research and development activities.

       RIA test procedures are used to precisely measure the extremely low levels of certain hormones, peptides and other substances present in the human body. Antibodies are proteins produced by higher animals in response to some foreign material, known as the "antigen," entering the blood or tissue. The antibody protects the animal by binding to the antigen and helping other body mechanisms destroy it. When human hormones and peptides are injected as antigens into a laboratory animal, the animal develops antibodies to eliminate the antigens. Serum containing these antibodies (antiserum) is taken from the laboratory animals and processed into a binding reagent for the specific human hormone or peptide. The reagent is then combined with other reagents in a test kit to create an analytical system to measure the level of that human hormone or peptide present in the specimen to be tested.

       Precise amounts of antiserum, which act as the binder, are mixed with radioactively-labeled (isotopic) tracer antigen and a lower concentration unlabeled antigen. The tracer antigen and the unlabeled antigen compete for binding locations on the antibody in the antiserum. The bound antigen is measured by a radiation counter and the level of bound antigen is calculated. The results of this controlled procedure are repeated for several concentrations of known antigen and a standard curve is plotted. A fluid specimen is then taken from a patient for testing and substituted for the unlabeled antigen. The results of the competitive binding of the tracer antigen and the antigen in the fluid specimen are compared with the standard curve, and the precise quantity of hormone or peptide being measured is determined. The sensitivity and accuracy of RIA tests depend primarily upon the quality of the binding antisera and tracer antigen.

       The Company currently markets approximately 90 RIA products, primarily used in the analysis of endocrine, neuroendocrine, bone and mineral metabolism, therapeutic drug monitoring and thyroid function. The majority of thyroid function testing products are marketed under the Clinical Assays product line that the Company, together with Sorin, acquired in 1990 from Baxter International Inc. (Baxter). Each RIA kit contains the following: an antiserum consisting of primary antibodies and, in most cases, a reagent used to precipitate the primary antigen antibody complex; a radioactively-labeled antigen to act as tracer; a non-radioactive or cold antigen to act as test calibrators; and a protocol booklet that provides specific test instructions. The tracers in the RIA kits have shelf lives of six to twelve weeks depending on the product. The process of RIA testing requires the use of skilled labor in diagnostic laboratories.

      The   Company  markets  approximately  55  EIA  products  primarily   for
infectious disease and autoimmune disorders. The basic principles of EIA technology is very similar to RIA in that a highly specific and sensitive reaction of an antigen and antibody must take place. With EIA, the result is measured by color development intensity rather than radioactivity. EIA technology uses standard laboratory procedures and facilitates throughput of large testing volumes such as those of a large reference laboratory. EIA product lines include the Epstein Barr Virus ("EBV") and TheraTest products, as discussed below, and the ToRCH group of tests (toxoplasmosis, rubella, cytomegalovirus and herpes).

       The Company also markets approximately 20 products based on IFA technology for infectious disease and autoimmune disorders. The kits based on IFA technology are employed in sophisticated diagnostic laboratories for antibody detection and semi-quantitation in infectious disease and autoimmune disorders. Patient serum samples are incubated on microscope slides containing prepared antigen substrate, for example, virus-infected mammalian cells. The antibody, if present, will bind to the antigen. After a saline rinse which removes unbound serum, the microscope slide is reacted with a fluorescein conjugate which binds to antigen-antibody complexes, which formed during initial incubation. Following a saline rinse, the slides are viewed under a fluorescence microscope and examined for fluorescent staining on the specific antigen sites. Immunofluorescence kits provide prepared multi-sample slides, positive and negative reference serum controls, fluorescein conjugate, buffered saline and mounting medium as ready-to-use stabilized reagents. The Company's infectious disease IFA assays include Toxoplasmosis, Cytomegalovirus, Herpes and a confirmatory test for syphilis. The autoimmune product offerings incorporate a broad range of kits and components intended for detection of antinuclear antibodies and anti-native DNA antibodies (useful in systemic lupus erythematosus testing), antimitochondrial antibody testing and antithyroid antibodies intended for diagnosis of primary biliary cirrhosis and Grave's disease, respectively.

       In addition to the distribution of those products which the Company develops and manufactures, the Company is the exclusive distributor in the United States and Canada of certain of Sorin's hepatitis in vitro diagnostic products. Sorin has developed RIA and EIA microplate hepatitis tests that are used worldwide in the diagnosis of Hepatitis A and Hepatitis B. Each of Sorin's RIA and EIA hepatitis markers consist of 7 different marker-reagent kits that are FDA approved.

      SERUM PROTEIN MEASUREMENT. The Company currently markets 16 ITA kits for the assessment of specific human serum proteins. Sold under the trade name "SPQ Test System", the tests are designed for use on common automated clinical chemistry analyzers. The ITA kits are utilized on a large number of different automated analyzers. Consequently, the development of new instrument-specific applications is required on an ongoing basis. Each assay is based on the principle of immunoturbidimetric or immunonephelometric measurement of antigen-antibody complexes. These antigen-antibody complexes are formed when patient samples are combined with the specific antibody of the test kit. As a part of the SPQ Test System, specific human protein controls, patient sample diluents and specific antibodies are provided as separate products. ITA technology offers the clinical laboratory the advantages of superior speed, precision and automation. Included in the ITA product line are specific assays for Apolipoprotein A-, Apolipoprotein B and Lipoprotein(a), which are useful in cardiac risk assessment. The remaining ITA assays in the SPQ Test System are used in the assessment of immunological disorders, nutritional status, acute response and kidney failure.

      ANTISERA PRODUCTS. The antisera product lines from the Company are used for the analysis of human serum proteins present in the human serum. Common clinical laboratory procedures using the antisera products include immunofixation electrophoresis, immunoelectrophoresis and radial immunodiffusion methods. The techniques utilized by the laboratory result in the determination of specific protein levels and the assessment of specific protein components following the binding of the antiserum to a specific serum protein. The presence of the serum protein is determined by protein staining or through the use of fluorescent or enzyme staining procedures.

      BULK AND CUSTOM ANTISERA PRODUCTS. The bulk and custom antisera products produced by the Company are used by major medical diagnostic instrumentation manufacturers worldwide in the production of diagnostic test kits to be used on their instruments. The Company offers an extensive line of antisera products to human serum proteins that are monospecific, avid, and of high titer. Antisera products are produced as nephelometric quality, standard antisera, IgG fractions and fluorescent or enzyme conjugated preparations. The Company also produces calibrators to be used as reference standards in conjunction with the various antisera products offered.

      Custom antisera from the Company's standard supply are also produced according to specifications provided by customers. The Company also performs custom immunization and development of specific antibodies upon customer request.

       HISTOCHEMICAL ANTISERA. Unlike RIA, ITA and EIA methods which are used to analyze fluid samples taken from the human body, histochemical antisera are utilized in an in vitro procedure to determine the presence of hormones or peptides  in  body  tissue.  A histochemical antiserum is  used  as  a  binding reagent for a specific hormone or peptide. Once binding has occurred, the presence of the hormone or peptide is determined by fluorescent or enzyme staining procedures performed on the tissue specimen. The Company's histochemical products are used in clinical diagnoses and medical research, frequently in conjunction with RIA, ITA or EIA technologies.

RECENT DEVELOPMENTS

      Dr. Pierre M. Galletti, currently affiliated with Brown University in Providence, Rhode Island, was appointed to the position of Chairman of the Board effective March 1, 1995, replacing Dr. Orwin L. Carter, who resigned from this position.

      During the second quarter of 1995 the Company announced the completion of the manufacturing transfer of its TheraTest trademark product line of diagnostic assays to its Stillwater facility. INCSTAR acquired this Food and Drug Administration (FDA)-cleared ELISA-based panel of autoimmune diagnostic assays in May 1994 from TheraTest Laboratories, Inc. of Chicago. The TheraTest products are used as a confirmatory test for the diagnosis of rheumatoid arthritis and other connective tissue diseases such as systemic lupus erythematosus and scleroderma. The TheraTest products are also an extension of the Company's existing immunofluorescence autoimmunity product line and complement the Company's Enzyme Immunoassay (EIA) product offerings.

      Also during the second quarter of 1995 the Company received approval from the FDA for its second generation EBV diagnostic tests. EBV is the causative agent of infectious mononucleosis, and can cause lymphomas, chronic fatigue syndrome and a variety of other diseases in patients with a weakened immune system. International market introduction of these tests began in the third quarter of 1994.

      The Company launched two autoimmune products in the international market during the second quarter of 1995 -- a quantitative thyroid stimulating autoantibodies assay (TRAb), which is used for the diagnosis of Grave's disease and the complement activation enzyme assay (CAE) which provides general information about the immune system in disease states such as rheumatic and
rare  connective  tissue  disorders as well  as  tissue  injury.   The  Company
received 510K clearance from the FDA in the fourth quarter of 1995 for its CAE kit.

      During the third quarter of 1995 the Company launched worldwide its second generation Parathyroid Hormone-related Protein (PTHrP) assay. PTHrP is the agent responsible for the condition of humoral hypercalcemia of malignancy
(HHM). This is a condition in which serum calcium is increased to potentially life threatening levels. This assay provides customers with a superior product that has significantly improved sensitivity and better definition of the protein under investigation than the first generation product. This product is being distributed as a "research use only" product in the US and is targeted to the clinical research market. Internationally, the Company is pursuing registration in several European countries as well as Japan.

      During the third quarter of 1995, the Company experienced an increase in demand for one of its hepatitis assays due to a competitor's kit becoming unavailable to the market. This opportunity resulted in approximately $2.9 million in sales during 1995. The competitor re-entered the marketplace during the first quarter of 1996. While the Company believes that a portion of these sales may be maintained, the impact on future sales is uncertain at this time.

      During the fourth quarter of 1995 the Company received the approved licensure from the FDA for the final two assays within the Hepatitis line which gave the Company a complete panel of seven EIA approved/licensed assays used in the diagnosis of hepatitis A and B infections.


MARKETING

       The Company's medical products are sold to commercial and public health laboratories, blood banks, research and teaching institutions and hospital laboratories, which use the Company's kits to conduct tests ordered by physicians. Increased frequency of use of the Company's kits will depend, in part, upon the acceptance by practicing physicians of the need and desirability for measuring certain therapeutic drug, hormone, peptide and serology levels in the evaluation of diseases and body disorders.

       In North America, the Company's principal market for its medical products
includes   approximately  1,200  clinical  reference  laboratories  and   2,500
hospitals, which have laboratories that perform immunodiagnostic testing. In the United States and Canada, the Company utilizes a direct sales force, combined with selected independent distributors, to market its products.

       The Company also utilizes foreign distributors in conjunction with a subsidiary in the United Kingdom to market its products abroad. Since 1989 Sorin has been the distributor for the Company's products in Italy, Spain, Portugal, Germany and the Benelux countries. As part of the 1990 acquisition from Baxter, the Company manufactures and sells to Sorin the Clinical Assays products for distribution in the above mentioned countries and France. Pursuant to these arrangements, the Company recorded sales to Sorin of $7,625,000 for the year ended December 31, 1995, which comprised 16.7% of total sales. Other transactions entered into with Sorin and its subsidiaries are set forth in Note 6 of the Company's consolidated financial statements contained elsewhere herein. Other than Sorin, the Company is not dependent on any single customer for more than 15% of its business.

       The Company's international sales constitute 46% of sales for the year ended December 31, 1995; 50% of sales for the year ended December 31, 1994 and 46% of sales for the year ended December 31, 1993.

       Because of the limited shelf life of the Company's radioactive tracer, the Company delivers products by international air freight to its foreign markets.

RESEARCH AND PRODUCT DEVELOPMENT

      The ability of the Company to compete effectively in the marketplace will depend upon the success of its efforts to improve existing products and to develop new products, primarily non-isotopic and conducive to instrumentation, that are useful to the medical diagnostic and research markets. The levels of research and development expenditures by the Company during the periods shown below were as follows:

                                                       Percent of
                                         Amount        Net Sales
     Year ended December 31, 1995      $3,748,000          8.2%
     Year ended December 31, 1994      $5,069,000         11.9%
     Year ended December 31, 1993      $5,719,000         13.2%

        The reduction in research spending in 1995 from previous years levels, results primarily from the discontinuance of a development program discussed in
Note 2 of the financial statements contained elsewhere herein.
      The Company has established scientific advisory panels for its autoimmune and bone and mineral metabolism segments. In addition, the Company intends to establish a third scientific panel in its infectious disease segment. These panels are overseen by a scientific advisory board led by
INCSTAR's Chairman Dr. Pierre M. Galetti. Also, Dr. Michael Steffes, a director of the Company, is a member of the Scientific Advisory Board. These panels are intended to enhance and strengthen the Company's ties with the scientific community.

MANUFACTURING

       The Company manufactures its immunoassay kits and serum protein products in two locations within the United States. It maintains manufacturing and administration activities in its principal facility in Stillwater, Minnesota, which consists of 120,000 square feet. Additionally, the Company is vertically integrated into the production of bulk antisera and maintains a USDA licensed animal facility on 116 acres in Windham, Maine (the Serum Proteins segment of the Company's business). Management believes that it will have adequate capability to meet its anticipated manufacturing needs in all current product lines for the foreseeable future.

       The steps involved in manufacturing the Company's immunoassay and serum protein kits include the following: i) the isolation and production of antigens; ii) the development and production of antibodies; iii) the design and development of the required reagent system; iv) the iodination or conjugation of precursors; v) the manufacture and packaging of the components in the kit format; and vi) ongoing quality control to meet all regulatory requirements.

      As a result of strategic alliances and acquisitions over the past several years, the Company has an extensive line of immunoassay and serum protein assays  which  are  manufactured  in  a cost  effective  manner  in  a  quality environment. The Company's products and kits consist of the components necessary to perform specific assays in consistent and reproducible fashion. Antisera are a critical component in the products which are manufactured using RIA, ITA, EIA and IFA technologies and the Company insures the quality of this raw material from its source in its Serum Protein segment of the business. In addition to these antiserums, the components of the immunoassay kits include specialized chemical reagents, reference standards and performance data required to properly calibrate test results. Raw materials used in these components meet design specifications. The Company is not dependent on any particular supplier for ongoing operations. Some raw materials critical in the production of the Company's products have extensive lead times for supply. Lack of supply of critical raw materials would have a materially adverse affect on the Company. For this reason the Company continually strives to maintain multiple sources for its most critical raw materials.


      The Company maintains quality controls for the assurance of accurate and reliable test kits and to meet FDA good manufacturing standards. The Company also complies with procedures mandated by the Nuclear Regulatory Commission
(NRC) for the use and disposal of radioactive materials.

COMPETITION

      Historically the Company has developed and marketed diagnostic and research products serving specialized markets not adequately served by its largest competitors. Included here are the fields of endocrinology, bone and mineral metabolism and therapeutic drug monitoring. However, as a result of the Company's acquisition of the Clinical Assay product lines from Baxter and relationship with Sorin, the Company now competes with a number of the larger immunodiagnostic companies offering similar lines of RIA and EIA products.

      The Company's major competition, outside the specialty product area, includes Abbott Diagnostics, Diagnostic Products Corporation, Hybritech, Ares-Serono, and CIBA Corning Diagnostic Corporation. The principle elements of competition for the Company are based upon providing quality, consistent and reliable products and services. Price is only a factor for those tests in the larger, more competitive markets. The Company intends to maintain its competitive differentiation in the market by selecting new and innovative technology approaches to both the routine and specialty market analytes. The Company intends to develop and maintain quality customer relationships with health care professionals.

GOVERNMENT REGULATION

       Under the Medical Device Amendments of 1976, the Company is required to file an annual registration statement with the FDA and to provide updated device listings. The Company is also required to submit a pre-market notification submission to the FDA for each new diagnostic product. This submission may be either a 510(k), a premarket approval application, or a product license application, unless the product is being distributed for research or investigational use only. The FDA also imposes rules with respect to good manufacturing practices (GMP). The Company believes it is in compliance with FDA regulations. The Company also complies with foreign government regulations, specifically for Japan, France, Germany, Canada, England and other countries where required. These requirements include adherence to GMP, device listings, premarket notifications, or product licenses where applicable. Additionally, the Company is in the process of certifying its Quality Assurance system to ISO 9000 standards and hopes to complete the registration process under this standard by the end of 1996.

       Because the Company uses radioactive isotopes in the manufacture of some of its products, it is required to maintain licenses authorizing the possession, use and distribution of radioactive material. The licenses were renewed in 1993 and will expire by their terms in 1998. To maintain the licenses, the Company is required to keep certain records and to demonstrate continued compliance with NRC regulations and the conditions of its radioactive licenses. Although not expected, loss of these licenses would have a materially adverse affect on the Company.

       The Company believes it is in compliance with all federal, state and local regulations regarding the discharge of material into the environment. Additionally, the cost to maintain licenses and meet environmental and safety requirements is not material to the Company's consolidated financial statements and the Company does not expect any material financial commitment in the near-term.


FOREIGN AND DOMESTIC OPERATIONS AND INTERNATIONAL SALES

       Company information with respect to foreign and domestic operations and international sales is set forth in Note 12 to the Company's consolidated financial statements contained elsewhere herein.

PATENTS

       The Company has been issued patents covering (i) the method and radioactive tracers used for the immunoassay of C-terminal parathyroid hormone,
(ii) bioassay for parathyroid hormone, and (iii) usage of iodinated or fluorescent forms of cyclosporin in immunoassay kits. These patents expire on July 26, 1999; January 17, 2000; and April 1, 2002, respectively.

       The Company does not believe patent protection will be a material factor in its operations because of the Company's proprietary know-how regarding the production and development of its product lines. Certain other companies may have been issued or applied for patents with respect to products or technology manufactured by, or of interest to the Company. Management is unable at this time to determine the impact, if any, which any such patents may have on the Company.

LICENSES AND TRADEMARKS

       The Company holds certain licenses for technology, intellectual property and distribution rights. The Company also holds certain registered trademarks such as CYCLO-Trac registered trademark, N-tact registered trademark and PTH-MM registered trademark as well as several other non-registered trademarks. The terms of these licenses and trademarks vary. The Company does not believe that any of these licenses or trademarks is material to its business or operations.

EMPLOYEES

      As of December 31, 1995 the Company had 290 employees, including part-time employees.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are listed below:


John J. Booth                  President  and  Chief  Executive  Officer  since
                               September,  1994 and Senior Vice  President  and
                               Chief Financial Officer since May, 1992, age 41.
                               Mr.  Booth joined the Company in December,  1989
                               as Vice President of Finance and Administration and prior to that was Vice President, Controller and Secretary of CSI from October, 1989 to December, 1989.


Fabio Lunghi                   Executive  Vice  President and  Chief  Operating
                               Officer  of  the Company since September,  1994,
                               age 51.  Prior to joining the Company, from 1986
                               to  1994  Mr.  Lunghi  was  Vice  President  and
                               General   Manager   of  the  radiopharmaceutical
                               business unit at Sorin Biomedica, S.p.A.

Gerald L. Majewski, Ph.D.      Vice President of Research and Development since
                               October  1992,  age 46.  Prior  to  joining  the
                               Company, from 1983 to 1992 Dr. Majewski  held  a
                               variety      of     positions     at      Fisher
                               Scientific/Instrumentation   Laboratory,    most
                               recently    as   Director   of   Research    and
                               Development, Reagents Development from  1989  to
                               1992.

Thomas P. Maun                 Vice  President and Chief Financial  Officer  of
                               the  Company since September, 1994 and  Director
                               of  Finance  since January, 1990, age  42.   Mr.
                               Maun  joined  the Company in 1987  as  Corporate
                               Controller.

George E. Wellock              Vice  President of Manufacturing of the  Company
                               since March     1991, age 46.  From June 1988 to
                               March   1991,  Mr.  Wellock           was   Vice
                               President  of  Operations  of  Baxter  Dade   in
                               Cambridge,       Massachusetts, a subsidiary  of
                               Baxter International.  From June        1984  to
                               June  1988,  he served as Manufacturing  Manager
                               for       Travenol  Genentech  Diagnostics   and
                               Baxter Dade.

      At each annual meeting of the Board of Directors, the board elects executive officers as necessary. Such elected officers hold office until the next annual meeting of the directors or until their successors are elected and qualified.

ITEM 2.  PROPERTIES

        The Company presently owns three adjacent concrete buildings totaling approximately 120,000 square feet located on a 14 acre site in Stillwater, Minnesota, which is part of the metropolitan area of Minneapolis-St. Paul. One building houses all manufacturing operations. A second building houses a research laboratory. The third building houses the Company's executive offices. The Company believes this capacity to be adequate for present and future needs. The Company owns a farm operation of 116 acres and related buildings in Windham, Maine, which houses laboratory animals.

ITEM 3. LEGAL PROCEEDINGS

      The Company is engaged in routine litigation incident to its business, which management believes will not have an adverse effect upon its operations or consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

       The Company's Common Stock is currently traded on the American Stock Exchange (AMEX) under the symbol: "ISR". As of December 31, 1995, there were approximately 1,425 shareholders of record holding 16,363,477 shares. The following table sets forth for the calendar quarters indicated the high and low sales prices as reported by the AMEX.

                                          High         Low
         1994
             First Quarter            $ 3 15/16    $  2 3/4
             Second Quarter             3 5/16        2 3/8
             Third Quarter              2 3/4         1 3/4
             Fourth Quarter             2 3/8         1 11/16
         1995
             First Quarter              2 3/4         1 1/2
             Second Quarter             3 3/4         2 1/2
             Third Quarter              5 5/16        2 7/8
             Fourth Quarter             5             3 3/4

DIVIDENDS. The Company did not pay cash dividends on its common stock during 1994 or 1995. It is not currently anticipated that cash dividends will be paid in the future on the Company's Common Stock. The Board of Directors of the Company will review its dividend policy from time to time. Any future determination as to the payment of dividends on the Company's Common Stock will depend upon future earnings, results of operations, capital requirements, the financial condition of the Company and any other factors the Board of Directors of the Company may consider relevant.

ITEM 6. SELECTED FINANCIAL DATA

Summary Operations Statement               Year Ended
                                           December 31,

                       1995        1994        1993         1992         1991
Domestic sales      $24,494,000 $21,282,000 $23,321,000 $24,712,000 $18,601,000
International sales  21,266,000  21,221,000  19,967,000  21,272,000  19,585,000
Net sales            45,760,000  42,503,000  43,288,000  45,984,000  38,186,000
Cost of goods sold   23,271,000  22,039,000  23,007,000  22,052,000  16,450,000
Inventory valuation
  adjustment                ---     750,000a        ---         ---         ---
Gross profit         22,489,000  19,714,000  20,281,000  23,932,000  21,736,000
Operating expenses:
Selling,general and
 administrative      12,592,000  12,853,000  12,761,000  13,621,000  12,001,000
Research and
 development          3,748,000   5,069,000   5,719,000   3,277,000   3,023,000
Unusual items               ---   5,750,000a    750,000a        ---         ---
Total operating
 expenses            16,340,000  23,672,000  19,230,000  16,898,000  15,024,000
Operating
 income (loss)        6,149,000  (3,958,000)  1,051,000   7,034,000   6,712,000
Interest expense       (348,000)   (365,000)   (472,000)   (656,000) (1,551,000)
Investment and other
 income (expenses)       33,000      11,000     (42,000)     73,000     116,000
INCOME (LOSS) BEFORE
INCOME TAXES AND
EXTRAORDINARY ITEMS   5,834,000  (4,312,000)    537,000   6,451,000   5,277,000

Provision for
 income taxes         1,571,000     193,000     284,000   1,577,000   1,521,000

INCOME (LOSS) BEFORE
EXTRAORDINARY ITEMS   4,263,000  (4,505,000)    253,000   4,874,000   3,756,000
Extraordinary items         ---         ---         ---         ---     329,000
NET INCOME (LOSS)   $ 4,263,000 $(4,505,000)$   253,000 $ 4,874,000 $ 4,085,000

INCOME (LOSS) PER
SHARE BEFORE
EXTRAORDINARY ITEMS $      0.26 $     (0.28)$      0.02 $      0.30 $      0.23
NET INCOME (LOSS)
 PER SHARE          $      0.26 $     (0.28)$      0.02 $      0.30 $      0.25
Weighted average
 shares and
 equivalents         16,491,501  16,322,301  16,432,883  16,337,857  16,203,750

Balance Sheet Information                  December 31,

                      1995        1994        1993         1992        1991
Total assets        $38,761,000 $38,154,000 $43,426,000 $45,069,000 $43,985,000
Working capital      14,947,000  13,873,000  14,555,000  13,863,000  12,434,000
Long-term debt            3,000   4,143,000   6,501,000   8,167,000  12,295,000
Shareholders'equity  28,384,000  23,889,000  28,240,000  27,277,000  21,974,000
Book value per share       1.72        1.46        1.73        1.69        1.38

Note 1.For information with respect to dividends, see Item 5 above.

a) Relates to the write off of certain tangible and intangible costs, severance and related costs and inventory write downs as discussed in Note 2 to the consolidated financial statements contained elsewhere herein.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
      Sales in 1995 were $45,760,000, an 8 percent increase from $42,503,000 in 1994. Contributing to the increase were sales from the Company's hepatitis assays, as discussed below, and many new products introduced during the last 16 months in the Company's autoimmune disease, bone and mineral metabolism and infectious disease market segments. These gains were partially offset by declines in the Company's oncology and endocrinology market segments due to the continued shift in the diagnostic industry from isotopic, manual testing to non-isotopic, automated and semi-automated testing. 1994 sales declined 2 percent from $43,288,000 in 1993 due to these shifts away from isotopic, manual testing.

      Domestic sales increased to $24,494,000, a 15 percent increase from 1994 sales of $21,282,000. Sales increased in the autoimmune disease market segment due primarily to sales of an ELISA-based panel of diagnostic assays acquired from TheraTest Laboratories, Inc. in May, 1994. The manufacturing transfer of these tests to the Company's Stillwater facility was completed in the second quarter of 1995. The bone and mineral metabolism market segment has been favorably impacted by sales of the Company's Vitamin D assays. In addition, since June, 1995, the Company has experienced an increase in demand for one of its hepatitis assays due to a competitor's kit becoming unavailable to the market. This opportunity resulted in approximately $2.9 million in sales during 1995. The competitor re-entered the marketplace during the first quarter of 1996. While the Company believes that a portion of these sales may be maintained, the impact on future sales is uncertain at this time. Domestic sales have continued to be negatively impacted by declines in the Company's oncology and endocrinology market segments, as discussed above. 1994 sales decreased from $23,321,000 in 1993 due primarily to these declines.

      1995 international sales of $21,266,000 remained flat with 1994 sales of $21,221,000. Sales were favorably impacted in 1995 due to the introduction of a second generation Epstein Barr Virus diagnostic kit and a Thyroid Receptor Autoantibody (TRAb) assay. Sales were negatively impacted, however, in the serum protein segment resulting mainly from declines in demand for the Company's bulk antisera products. 1994 sales increased from $19,967,000 in 1993 primarily due to the introduction of new products in the Company's bone and mineral metabolism market segment.

      Gross margins were 49 percent of sales in 1995 compared with 46 percent of sales in 1994 and 47 percent in 1993. The decline in 1994 was attributable to the $750,000 charge for excess inventories as discussed in Note 2 of the Company's consolidated financial statements contained elsewhere herein. Exclusive of the inventory write down, gross margins were 48 percent of sales in 1994. Gross margins have improved during the last two years due to improved product mix as well as efficiencies derived from operational restructuring.
Pricing pressures associated with healthcare cost containment measures, and shifts away from isotopic testing resulting in production volume declines in the Company's endocrinology market segment, continue to negatively impact gross margins. Despite these negative pressures, the Company expects to maintain or slightly improve its gross margins during 1996.

      The Company's ratio of selling, general and administrative expenses to sales was 28 percent in 1995, 30 percent in 1994 and 29 percent in 1993. These expenses, as a percentage of sales, are expected to remain relatively consistent with 1995.

      Research and development expenses were $3,748,000 in 1995, compared with $5,069,000 in 1994 and $5,719,000 in 1993. The continued decreases are attributable to the discontinuance during 1994 of the Fluorescence Polarization Immunoassay (FPIA) development project as discussed in Note 2 of the Company's consolidated financial statements contained elsewhere herein. Exclusive of FPIA, these expenses represent 8 percent, 9 percent and 7 percent of sales in 1995, 1994 and 1993, respectively. Research and development expenses are projected to increase slightly due to the Company's increased emphasis on new development activities.

      Interest expense declined by 5 percent in 1995 to $348,000 compared with $365,000 in 1994 and 26 percent from $472,000 in 1993. The decrease was attributable to lower average debt levels. 1995 expense includes interest on certain tax obligations.

      Income tax expense was 27 percent of income before taxes or $1,571,000, compared with $193,000 in 1994 and $284,000 in 1993. The tax expense in 1994 related primarily to book reserves and liabilities not deductible for tax purposes until paid. These book reserves and liabilities created deferred tax assets subject to a valuation allowance. The effective rate is expected to decline slightly in 1996 as this valuation allowance is reduced.

      Net income in 1995 was $4,263,000, or 26 cents per share, compared with a net loss of $4,505,000, or 28 cents per share, in 1994 and net income of $253,000, or 2 cents per share, in 1993. The 1994 loss results from $6.5 million in charges, as discussed in Note 2 to the Company's consolidated financial statements contained elsewhere herein. 1993 net income was impacted by a $750,000 pre-tax charge in the first quarter relating to employee severance and related costs.

LIQUIDITY AND CAPITAL RESOURCES
      INCSTAR's free cash flow (operating cash flow less investment activities) was $5,190,000 in 1995, compared to $3,118,000 in 1994 and $1,954,000 in 1993. These funds were used to eliminate all outstanding debt obligations, which were in excess of $4.0 million at the beginning of the year. The Company's ratio of total debt to total capital was 16 percent in 1994 and 20 percent in 1993.

      Working   capital  increased  to  $14,947,000  at  year-end   1995   from
$13,873,000 at the end of 1994, resulting from higher accounts receivable and inventory balances associated with increased sales levels.

      Capital expenditures for 1995 were $1,557,000, compared with $923,000 in 1994 and $1,535,000 in 1993. For 1996, capital expenditures are expected to be approximately $2.8 million, primarily for manufacturing improvements and laboratory equipment.

      The Company's primary sources of liquidity are a $1 million revolving bank credit line secured by Company assets and a $4.5 million unsecured credit line with Fiat Finance USA, Inc. (Fiat). At year-end, the Company had no outstanding borrowings under these credit lines. The Company anticipates that the generation of free cash flow and the resources available within the Fiat Group will provide sufficient sources of liquidity for planned capital and research and development expenditures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company and financial statement schedules are listed under Items 6, 14 (a) (1) and 14 (a) (2) of this report and contained elsewhere herein.


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.






            [The remainder of this page left blank intentionally.]

                                   PART III




      Part III, Items 10, 11, 12 and 13, except for certain information relating to Executive Officers included in Part I, Item 1, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1995, a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.








            [The remainder of this page left blank intentionally.]

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)     List of documents filed as part of this report:

                  (1)     Consolidated Statements of Operations - Years Ended
                           December 31, 1995, December 31, 1994, and
                           December 31, 1993
                          Consolidated Balance Sheets - As of December 31,
                           1995 and 1994
                          Consolidated Statements of Cash Flows - Years Ended
                           December 31, 1995, December 31, 1994; and
                           December 31, 1993
                          Consolidated Statements of Shareholders' Equity -
                           Years Ended December 31, 1995; December 31, 1994; and December 31, 1993
                          Consolidated Quarterly Results (unaudited) for
                           the Years Ended December 31, 1995 and 1994
                          Notes to Consolidated Financial Statements
                          Independent Auditors' Report

                  (2)     Financial Statement Schedule:
                          Schedule II - Valuation and Qualifying Accounts

                  All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

                  (3)     Exhibits:

                 Number          Description


                  3.1 Restated Articles of Incorporation of INCSTAR Corporation, as amended to date [incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8
                           (File No. 33-84498)].

                  3.2 Bylaws of INCSTAR Corporation, as amended to date [incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-84498)].

                  4.1      Specimen   Certificate   representing   the
                           Registrant's   Common  Stock  [incorporated  by
                           reference   to Exhibit 4.1 to the Registrant's
                           Registration Statement on  Form S-3
                           (File No. 33-37805)].

                  4.2      Note Purchase Agreement, dated December 27,
                           1991 between the Registrant and Fiat Finance, U.S.A. Inc. [incorporated by reference to Exhibit 4.2 to the Registrant's Report on Form 10-K for the year ended December 31, 1991 (File No. 1-9800)]

                  4.3 Form of Warrant Certificate issued by the Registrant in favor of Bioengineering International B.V. (now BioFin Holding International B.V.) [incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form S-4 (File No. 33-30785)].

                  4.4 Form of Purchase Rights Agreement between Bioengineering International B.V. (now BioFin Holding International B.V.) and the Registrant [incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form S-4
                           (File No. 33-30785)].

                 10.1+* INCSTAR Corporation Stock Option Plan, as amended to date, filed herewith.

                 10.2* Economic Value Sharing Plan [incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 1-9800)].

                 10.3* Form of Executive Survivor Benefit Income Continuation Agreement between the Registrant and certain of its employees [incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-4 (File No. 33-30785)].

                 10.4* Executive Survivor Benefit Income Continuation Plan covering certain executive officers of the Registrant [incorporated by reference to Exhibit 10.4 of the Registrant's Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9800)].

                 10.5* Form of Employment Agreement between the Registrant and John J. Booth [incorporated by reference to
                           Exhibit 10.13 of the Registrant's Registration Statement on Form S-4 (File No. 33-30785)].

                 10.6* Amendments to Employment Agreement between the Registrant and John J. Booth [incorporated by reference to Exhibit 10.8 of the Registrant's Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9800)].

                 10.7* Employment Continuation Agreement between the Registrant and Orwin L. Carter [incorporated by reference to Exhibit 10.1 of the Registrant's report on Form 10-Q for the quarter ended September 30, 1994 (File No. 1-9800)].

                 10.8* Separation Agreement between the Registrant and Jacques A. Bagdasarian [incorporated by reference to
                           Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994
                           (File No. 1-9800)].

                 10.9+ Form of Scientific Advisory Board agreement between the Registrant and Dr. Pierre M. Galetti and Dr. Michael Steffes filed herewith.

                 10.10+ Consulting Agreement between the Registrant and Dr. Michael Steffes filed herewith.

                 10.11 Form of Distributorship Agreement between the Registrant and Sorin Biomedica S.p.A., without exhibits or schedules [incorporated by reference to
                           Exhibit 10.15 of the Registrant's Registration Statement on Form S-4 (File No. 33-30785)].

                 10.12 Form of Distributorship Agreement between Sorin Biomedica S.p.A. and the Registrant [incorporated by reference to Exhibit 10.16 of the Registrant's Registration Statement on Form S-4
                           (File No. 33-30785)].

                 10.13 Distribution Agreement, dated October 30, 1986, between Clinical Sciences Inc. and Sorin Biomedica S.p.A., as amended [incorporated by reference to
                           Exhibit 10.17 of the Registrant's Registration Statement on Form S-4 (File No. 33-30785)].

                 10.14 Form of Technology Transfer Agreement between the Registrant and Sorin Biomedica S.p.A. [incorporated by reference to Exhibit 10.18 of the Registrant's Registration Statement on Form S-4 (File No. 33-30785)].

                 10.15 Distribution and Supply Agreement between Baxter International Inc. and the Registrant dated September 19, 1990 [incorporated by reference to Exhibit 10(b) of the Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 1-9800)].

                 10.16 Product Distribution Agreement between Centocor, Inc. and the Registrant dated December 2, 1991 [incorporated by reference to Exhibit 10.14 of the Registrant's Report on Form 10-K for the year ended December 31, 1991 (File No. 1-9800)].

                 10.17.1 Letter agreements dated August 3, 1992 and February 19, 1993 amending the product distribution agreement filed as Exhibit 10.15 [incorporated by reference to
                           Exhibit 10.14.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1993
                           (File No. 1-9800)].

                 10.18 Revolving Credit, Security and Note Agreement, with exhibits thereto, dated as of December 27, 1993 between Norwest Bank Minnesota, National Association and the Registrant [incorporated by reference to
                           Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994
                           (File No. 1-9800)].

                 10.18.1 First Amendment dated January 3, 1995 to Revolving Credit, Security and Note Agreement filed as Exhibit
                           10.16 [incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 1-9800)].

                 10.18.2 Second Amendment dated February 15, 1995 to Revolving Credit, Security and Note Agreement filed as Exhibit
                           10.16 [incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 1-9800)].

                 10.18.3+ Third Amendment dated January 29, 1996 to Revolving Credit, Security and Note Agreement filed as Exhibit 10.16.

                 10.19 Agreement for Purchase, Sale and Distribution of Assets between TheraTest Laboratories Inc. and the Registrant dated May 16, 1994 [incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 1-9800)].

                 11+ Statement Re: Computation of Net Income (Loss) Per Common Share.

                 21+       Subsidiaries of the Registrant.

                 23+       Independent Auditors' Consent

                 27+       Financial Data Schedules

                 * Executive Compensation Plans and Arrangements
                 + Filed with this Annual Report on Form 10-K

          (b) Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                                     SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INCSTAR CORPORATION


Dated:   March 28, 1996              By:  /s/John J. Booth
                                          John J. Booth
                                          President


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 1996.


/s/Pierre M. Galetti                  Chairman of the Board,
Pierre M. Galletti, M.D., Ph.D.       Director

/s/John J. Booth                      President and Director
John J. Booth                         (Principal Executive Officer)

/s/Thomas P. Maun                     Vice President and Chief Financial Officer
Thomas P. Maun                       (Principal  Accounting  and   Financial
                                      Officer)

/s/Ennio Denti                        Director
Ennio Denti

/s/Michael W. Steffes                 Director
Michael W. Steffes, M.D., Ph.D.

_________________                     Director
George H. Dixon

_________________                     Director
Umberto Rosa

/s/Carlo Vanoli                       Director
Carlo Vanoli

/s/D. Ross Hamilton                   Director
D. Ross Hamilton

/s/Franco Fornasari                   Director
Franco Fornasari

/s/Ezio Garibaldi                     Director
Ezio Garibaldi

                              INCSTAR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Year Ended December 31,
                                 1995            1994            1993
Net sales                    $45,760,000    $  42,503,000   $  43,288,000
Cost of goods sold            23,271,000       22,039,000      23,007,000
Inventory valuation adjustment       ---          750,000             ---
  Gross profit                22,489,000       19,714,000      20,281,000

Operating expenses:
Selling, general and
 administrative               12,592,000       12,853,000      12,761,000
Research and development       3,748,000        5,069,000       5,719,000
Unusual items                        ---        5,750,000         750,000
  Total operating expenses    16,340,000       23,672,000      19,230,000
  Operating income (loss)      6,149,000       (3,958,000)      1,051,000

Interest expense                (348,000)        (365,000)       (472,000)
Investment and other
 income (expense)                 33,000           11,000         (42,000)
INCOME (LOSS) BEFORE
 INCOME TAXES                  5,834,000       (4,312,000)        537,000

Provision for income taxes     1,571,000          193,000         284,000
  NET INCOME (LOSS)          $ 4,263,000    $  (4,505,000)  $     253,000

INCOME (LOSS) PER SHARE:
Net income (loss) per share  $      0.26    $       (0.28)  $        0.02
Weighted average shares
and equivalents               16,491,501       16,322,301      16,432,883


   The accompanying notes are an integral part of the consolidated financial statements.

                              INCSTAR CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                               December 31,       December 31,
                                                    1995               1994
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                 $        460,000    $      153,000
Restricted cash                                    251,000           251,000
Accounts receivable, net of allowance for
 doubtful  accounts of $107,000 and
 $113,000, respectively                          7,575,000         6,759,000
Other receivables                                   24,000           119,000
Inventories                                     13,445,000        12,368,000
Other current assets                               294,000           562,000
       TOTAL CURRENT ASSETS                     22,049,000        20,212,000

PROPERTY AND EQUIPMENT:
Land and land improvements                       1,573,000         1,573,000
Buildings and improvements                      13,252,000        13,103,000
Equipment and furniture                         18,170,000        16,924,000
Construction in progress                             6,000           114,000
                                                33,001,000        31,714,000
Less allowance for depreciation and
 amortization                                  (18,387,000)      (16,482,000)
                                                14,614,000        15,232,000
INTANGIBLE ASSETS                                1,105,000         1,744,000
OTHER ASSETS                                       993,000           966,000
                                          $     38,761,000    $   38,154,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt         $         76,000    $      278,000
Accounts payable and cash overdraft              1,914,000         2,262,000
Accrued compensation                             1,972,000         1,418,000
Accrued expenses                                 2,928,000         2,286,000
Income taxes payable                               212,000            95,000
       TOTAL CURRENT LIABILITIES                 7,102,000         6,339,000
LONG-TERM DEBT                                       3,000         4,143,000
OTHER NON-CURRENT LIABILITIES                    3,272,000         3,783,000

SHAREHOLDERS' EQUITY:
Undesignated stock, authorized 5,000,000 shares     - - -             - - -
Common stock, par value $.01, authorized
 25,000,000 shares; issued and outstanding
 16,363,477 and 16,322,521 shares, respectively    164,000           163,000
Additional paid-in capital                      17,940,000        17,676,000
Foreign currency translation adjustment           (151,000)         (118,000)
Retained earnings                               10,431,000         6,168,000
       TOTAL SHAREHOLDERS' EQUITY               28,384,000        23,889,000
                                          $     38,761,000    $   38,154,000

   The accompanying notes are an integral part of the consolidated financial statements.

                             INCSTAR CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                         1995           1994           1993
OPERATING ACTIVITIES:
Net income (loss)                     $4,263,000    $(4,505,000)    $   253,000
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
Provision for deferred taxes                  --             --         (79,000)
Cumulative effect of accounting
 change                                       --             --          16,000
Provision (payments) for unusual
 items and inventory valuation
 adjustment                           (1,060,000)     5,371,000              --
Provision for retirement plans           272,000        529,000         489,000
Depreciation and amortization          2,910,000      3,395,000       3,280,000
Changes in operating assets and
 liabilities:
Accounts receivable                     (816,000)        39,000         297,000
Other receivables                         95,000        (29,000)         82,000
Inventories                           (1,077,000)       194,000         414,000
Other current assets                     212,000        (21,000)         75,000
Accounts payable                         254,000       (229,000)        156,000
Accrued compensation                     554,000       (108,000)         51,000
Accrued expenses                         975,000         90,000        (380,000)
Income taxes payable                     320,000        (56,000)        (27,000)
Other, net                               (33,000)        35,000         (11,000)
   Net cash provided by operating
    activities                         6,869,000      4,705,000       4,616,000

INVESTING ACTIVITIES:
Proceeds from sale of property and
 equipment                                    --             --         610,000
Additions to property and equipment,
 net                                  (1,557,000)      (923,000)     (1,535,000)
Payments for product distribution
 rights                                       --       (599,000)     (1,350,000)
Payments for intellectual property
 and purchased technology                (86,000)            --        (508,000)
(Increase) decrease in other assets      (36,000)       (65,000)        121,000
Net cash used in investing activities (1,679,000)    (1,587,000)     (2,662,000)

FINANCING ACTIVITIES:
Net repayments under lines of credit          --       (422,000)       (563,000)
Net increase (decrease) in cash
 overdraft                              (602,000)      (512,000)        275,000
Increase in restricted cash                   --        (11,000)        (10,000)
Payments on long-term debt            (4,342,000)    (2,364,000)     (2,059,000)
Payments on officer loans                     --             --          35,000
Issuance of common stock                      --             --         296,000
Issuance of common stock to employees     61,000        119,000         219,000
Net cash used in financing activities (4,883,000)    (3,190,000)     (1,807,000)
Effects of exchange rate changes on
 foreign currency cash balances               --             --           1,000
   NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                 307,000        (72,000)        148,000
Cash and cash equivalents at
 beginning of year                       153,000        225,000          77,000
Cash and cash equivalents at end of
 year                                 $  460,000    $   153,000     $   225,000


   The accompanying notes are an integral part of the consolidated financial statements.

                              INCSTAR CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          Foreign
                          Common Stock       Additional  Currency
                      Number of               Paid-In   Translation   Retained
                       Shares      Amount     Capital    Adjustment   Earnings
Balance at December  16,156,615  $ 162,000  $16,832,000 $ (137,000) $10,420,000
 31, 1992
Common stock issued
 under employee stock
 purchase plan and
 and upon exercise of
 stock options           46,847         --      219,000         --           --
Officer loans related
 to options exercised        --         --       35,000         --           --
Issuance of shares
 to BFHI                 77,595      1,000      295,000         --           --
Compensation expense on
 executive stock options     --         --      176,000         --           --
Translation adjustments      --         --           --    (16,000)          --
Net income                   --         --           --         --      253,000
Balance at December
 31, 1993            16,281,057  $ 163,000  $17,557,000 $ (153,000) $10,673,000
Common stock issued
 under employee stock
 purchase plan and
 upon exercise of
 stock options           41,464         --      119,000         --           --
Translation adjustments      --         --           --     35,000           --
Net loss                     --         --           --         --   (4,505,000)
Balance at December
 31, 1994            16,322,521  $ 163,000  $17,676,000 $ (118,000) $ 6,168,000
Common stock issued
 under employee stock
 purchase plan and
 upon exercise of
 stock options           40,956      1,000       61,000         --           --
Translation adjustments      --         --           --    (33,000)          --
Compensation expense on
 executive stock options     --         --      203,000         --           --
Net income                   --         --           --         --    4,263,000
Balance at December
 31, 1995            16,363,477  $ 164,000  $17,940,000 $ (151,000) $10,431,000

   The accompanying notes are an integral part of the consolidated financial statements.

                              INCSTAR CORPORATION

QUARTERLY RESULTS (UNAUDITED):
(in thousands, except per share data)
Net Sales                                 Gross Profit

                  Year Ended                                 Year Ended
                 December 31,                                December 31,
Quarter        1995        1994           Quarter         1995         1994
First      $  11,117   $   10,657         First       $    5,130   $    5,036
Second        11,041       11,188         Second           5,319        5,434
Third         11,664       10,451         Third            5,873        5,131
Fourth        11,938       10,207         Fourth           6,167        4,113



Net Income (Loss)                         Net Income (Loss) Per Share

                  Year Ended                                 Year Ended
                 December 31,                               December 31,
Quarter        1995        1994           Quarter         1995         1994
First      $     799  $      104          First      $      0.05 $     0.01
Second           827      (2,443)         Second            0.05      (0.15)
Third          1,092         487          Third             0.07       0.03
Fourth         1,545      (2,653)         Fourth            0.09      (0.16)

                              INCSTAR CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1_SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
      INCSTAR Corporation (the "Company") is a medical immunodiagnostics company focused on the development, production and worldwide marketing of reagents, particularly for bone/mineral metabolism, endocrinology, infectious and autoimmune diseases. The Company predominantly markets these products in North America, Europe and Asia.

PRICIPLES OF CONSOLIDATION
      The accompanying consolidated financial statements include the accounts of INCSTAR Corporation and its wholly-owned subsidiaries, Atlantic Antibodies, Inc., INCSTAR Ltd. and Immuno Nuclear Export Ltd. All material inter-company accounts and transactions have been eliminated in consolidation. Certain amounts for periods prior to the year ended December 31, 1995 have been reclassified to conform with the current classifications.

CASH EQUIVALENTS
       Cash equivalents consist primarily of investments in mutual funds with current maturities.

       The Company's cash management system is designed to maintain zero balances at certain banks in order to minimize interest expense by reducing outstanding debt. Accounting records classify checks written but not presented to these banks as cash overdraft in the balance sheet heading Accounts payable and cash overdraft.

RESTRICTED CASH
        Through December 31, 1995 the Company maintained a self insured workers compensation insurance plan. Pursuant to the plan, the Company holds a certificate of deposit with current maturity as a compensating balance with a bank. These funds are restricted to assure future credit availability for the potential self insured aggregate limits under the plan. The funds are required to be on deposit with a bank under Minnesota state regulations and are expected to be released in the second quarter of 1996. As of January 1, 1996, the Company is no longer self insured.

INVENTORIES
       Inventories are valued at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market.

PROPERTY AND EQUIPMENT
        Property and equipment, including equipment under capital leases, is reported at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. The Company computes depreciation and amortization using the straight-line method based on estimated useful lives of three to seven years for equipment and furniture and seven to thirty years for buildings and improvements.

INTANGIBLE ASSETS
      Intangible assets includes patents, trademarks, intellectual property and purchased technology, goodwill and product distribution rights. Patents and trademarks are amortized using the straight-line method over a five-year period. Goodwill, which represents the cost in excess of the fair value of net assets acquired, is amortized using the straight-line method over a ten-year period. Intellectual property and purchased technology is amortized using the straight line method over the properties estimated useful lives which range from seven to ten years. Product distribution rights are amortized using the straight line method over the life of the agreement or the estimated product life, whichever is shorter.

RESEARCH AND DEVELOPMENT
     Research and development costs are expensed when incurred.

INCOME TAXES
      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

INCOME (LOSS) PER SHARE
     Income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents, consisting of stock options and warrants, outstanding during the period. For all periods presented, fully diluted and primary income or loss per share are the same. For 1994, the effects of stock options and warrants were excluded from the computation of weighted average shares outstanding because their effects were antidilutive.

FOREIGN CURRENCY TRANSLATION
      Assets and liabilities of foreign operations are translated at rates of exchange in effect at period end. Statement of operations amounts are translated at the average rate of exchange for the period. Gains and losses resulting from translation are accumulated in a separate component of shareholders' equity. Foreign currency transaction gains and losses, which are not material, are included in the consolidated statements of operations.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS
      The Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in March, 1995. This statement will be effective for the Company's year ended December 31, 1996. Management believes that adoption of this pronouncement will not have a significant impact on the financial position or results of operations of the Company.

      In addition, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Awards for Stock-Based Compensation to Employees" in October, 1995. This statement will be effective for the Company's year ended December 31, 1996. Management intends to adopt the disclosure provisions of SFAS No. 123 during 1996.

NOTE 2_ UNUSUAL ITEMS AND INVENTORY VALUATION ADJUSTMENTS

     In December, 1994 the Company recorded a $750,000 charge related to the write down of excess inventories and a $2,450,000 unusual charge related to the termination of certain distribution and supply agreements ($540,000) as well as severance and other costs related to senior management changes ($1,910,000). Amounts remaining to be paid at December 31, 1995 pursuant to this charge are $498,000 included in Accrued expenses and $102,000 included in Other non-current liabilities, exclusive of amounts included in Note 9, Executive Retirement Plans. The non-current portion will be paid in 1997.

     In May, 1994 the Company discontinued the development of certain purchased technology acquired in 1992 from Robert Dowben Associates, a diagnostic research company, and incurred a one-time pre-tax charge of $3,300,000. The majority of this charge related to the write off of tangible and intangible assets ($1,560,000), costs incurred to terminate contracts with outside vendors and consultants ($797,000), as well as severance and related costs for terminated employees ($943,000). Amounts remaining to be paid at December 31, 1995 pursuant to this charge, exclusive of amounts included in Note 9, Executive Retirement Plans, are $49,000, and are included in Accrued expenses.

     In March, 1993 the Company reduced its workforce by approximately 40 positions, or 10% of its employee base. This resulted in a $750,000 pre-tax charge to earnings for severance and related costs. None of this amount remains to be paid on December 31, 1995. This reduction was accomplished through lay-offs and elimination of open positions.

NOTE 3 - INVENTORIES

      Inventories consist of the following:
                                               December 31,       December 31,
                                                   1995               1994
Raw materials                              $     2,281,000      $   2,242,000
Work in progress                                 9,421,000          8,521,000
Finished goods                                   1,743,000          1,605,000
                                           $    13,445,000      $  12,368,000

NOTE 4 - INTANGIBLE ASSETS

  Intangible assets consist of the following:
                                                December 31,      December 31,
                                                    1995              1994
Patents                                       $     717,000     $     717,000
Trademarks                                           17,000            17,000
Goodwill                                            619,000           619,000
Intellectual property and purchased                 734,000           648,000
technology
Product distribution rights                       2,700,000         2,700,000
                                                  4,787,000         4,701,000
Less accumulated amortization                    (3,682,000)       (2,957,000)
                                              $   1,105,000     $   1,744,000

NOTE 5_LONG-TERM DEBT,  LEASE AND ROYALTY COMMITMENTS

      Long-term debt consists of the following:
                                                December 31,     December 31,
                                                    1995             1994
Long-term note from affiliate due December
 1996, interest at LIBOR plus 125 basis       $         ---     $   4,020,000
 points
Capitalized lease obligations, 8.0%,
 due through 1996                                    72,000           390,000
Other                                                 7,000            11,000
                                                     79,000         4,421,000
      Less current portion                          (76,000)         (278,000)
      Total long-term debt                    $       3,000     $   4,143,000


      The Company has a revolving line of credit from a bank which provides for maximum borrowings of $1,000,000 through January 31, 1996 and is secured by accounts receivable. This credit line has been renegotiated for another one-year term at the prime interest rate or LIBOR plus 2.50%. In addition, the Company has a $4,500,000 revolving line of credit with Fiat Finance U.S.A., Inc. which expires on April 29, 1996. It is anticipated that this credit line will continue to be renewed at one year terms.

       At December 31, 1995 and 1994, property and equipment includes capital lease costs of $842,000 and accumulated amortization of $773,000 and $615,000, respectively. Lease amortization included in depreciation was $158,000 for the year ended December 31, 1995 and $264,000 for the year ended December 31, 1994.

       Aggregate annual maturities of long-term debt are $76,000 in 1996 and $3,000 in 1997. These amounts include payments on capitalized leases, net of $2,000 representing future interest payments.

        The Company leases certain manufacturing and other equipment in connection with its normal operations. Rent expense under these operating leases was $295,000 for the year ended December 31, 1995 and $238,000 for the year ended December 31, 1994. Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year are as follows: 1996_$226,000; 1997_$145,000; 1998_$21,000.

       The Company is obligated to make royalty payments under several distribution and licensing agreements. The majority of these agreements call for payments based on a percentage of sales and contain no minimum royalty clause. Royalty expense under these agreements was $1,715,000 in 1995, $1,099,000 in 1994 and $1,564,000 in 1993.

NOTE 6 -  RELATED PARTY TRANSACTIONS

      As  part  of  the ongoing operations of the Company, various transactions were  entered  into  during  1995, 1994 and 1993  with  its  affiliates,  Sorin
Biomedica S.p.A. and its subsidiaries (Sorin), an affiliate of the Fiat  group, and  Fiat Finance U.S.A., Inc.  The following tables summarize transactions and related year end balances:
Operating                       Sorin                 Fiat Finance U.S.A., Inc.
Statement Data:         Year Ended December 31,        Year Ended December 31,
                     1995        1994        1993      1995     1994      1993
Product sales    $7,625,000  $6,903,000  $6,842,000 $    ---  $    ---  $    ---
Product purchases 1,807,000   1,248,000   1,240,000      ---       ---       ---
Royalty expense     582,000     176,000     211,000      ---       ---       ---
Interest expense        ---         ---         ---  170,000   312,000   389,000

Balance Sheet Data:
                               December 31,                   December 31,
                            1995         1994             1995          1994
Assets
Trade receivables       $1,965,000   $  1,743,000    $        ---  $         ---
Other receivables            6,000          5,000             ---            ---


Liabilities

Accounts payable        $  675,000   $    389,000    $        ---  $         ---
Accrued royalty            480,000         47,000             ---            ---
Accrued interest               ---            ---           4,000          3,500
Long-term debt                 ---            ---             ---      4,020,000

NOTE 7_INCOME TAXES

      The provision for income taxes is summarized as follows:
Year Ended December 31,      Federal      State      Foreign       Total
1995
Current                    $1,505,000  $   89,000  $  (23,000)  $  1,571,000
Deferred                        - - -       - - -       - - -          - - -
Provision for Income Taxes $1,505,000  $   89,000  $  (23,000)  $  1,571,000

1994
Current                    $  123,000  $   34,000  $   36,000  $     193,000
Deferred                        - - -       - - -       - - -          - - -
Provision for Income Taxes $  123,000  $   34,000  $   36,000  $     193,000

1993
Current                    $  428,000  $  (58,000) $   (7,000)  $    363,000
Deferred                      (79,000)      - - -       - - -        (79,000)
Provision for Income Taxes $  349,000  $  (58,000) $   (7,000)  $    284,000

       The  provision for income taxes differs from the statutory  federal  tax rate of 34% applied to income (loss) before income taxes as follows:
                                            Year Ended December 31,
                                         1995          1994         1993
Federal tax calculated at the
 statutory rate                        $1,984,000  $(1,466,000)  $  183,000
Tax credits                                 - - -        - - -     (120,000)
Change  in  the valuation allowance
 for deferred taxes                      (532,000)   1,872,000      528,000
Amortization and depreciation of
 intangible and fixed assets acquired      34,000       34,000       34,000
Exempt income attributable to
 foreign sales                           (333,000)    (288,000)    (269,000)
Tax differential of foreign
 subsidiary income                          6,000       13,000        6,000
State taxes, net of federal benefit        59,000       22,000       52,000
State refunds, net of federal tax benefit   - - -        - - -      (90,000)
Compensation expense on executive
 stock options                            203,000        - - -       47,000
Other, net                                150,000        6,000      (87,000)
Provision for income taxes             $1,571,000  $   193,000   $  284,000

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1995 and
1994 are as follows:
                                             December 31,     December 31,
                                                 1995             1994
Deferred tax assets:
Accounts receivable, principally due
 to allowance for doubtful accounts         $     29,000    $     32,000
Accrued vacation pay                              27,000          33,000
Inventories, reserves and additional
 costs inventoried for tax purposes              728,000         798,000
Patents, due to different book and tax lives      27,000          30,000
Retirement plans                               1,066,000         984,000
Tax credits                                      492,000         527,000
Net operating loss carryforward                      ---          72,000
Severance and related costs not
 currently deductible                            189,000         650,000
Other                                             26,000          75,000
Gross deferred tax assets                      2,584,000       3,201,000
Valuation allowance                           (2,553,000)     (3,084,000)
      Net deferred tax asset                $     31,000    $    117,000

Deferred tax liabilities:
Plant and equipment, principally due
 to differences in depreciation and
 capitalized interest                       $     41,000    $    127,000
Other                                              5,000           5,000
       Deferred tax liability               $     46,000    $    132,000

Total net deferred tax liability            $   ( 15,000)   $   ( 15,000)

At December 31, 1995, the Company has research and development tax credits of $492,000, expiring in years through 2005.

NOTE 8_EMPLOYEE SAVINGS RETIREMENT AND VALUE SHARING PLAN

     The  Company  adopted a Salary Savings Plan under Section  401(k)  of  the
Internal Revenue Code, effective November 1, 1985. Participants make pre-tax contributions of up to 15% of their wages subject to an annual limit of $9,500. The Company is required to match 50% of that portion of the participant's pre-tax contribution which does not exceed 6% of the participant's compensation. The Company contributed $262,000 for the year ended December 31, 1995, $273,000 for the year ended December 31, 1994, and $230,000 for the year ended December 31, 1993.

     In 1994 the Company changed its profit sharing plan to a non-contributory value sharing plan. Cash payments to all eligible employees are based on the improvement in economic value as well as a targeted performance factor for economic value added (EVA). The Company incurred $984,000 and $0 expense under this plan for the years ended December 31, 1995 and 1994, respectively.

       Prior to the adoption of an EVA value sharing plan the Company sponsored a non-contributory profit sharing plan covering all eligible employees. Cash payments to participants were based on a sliding scale of pre-tax income. There was no expense under this plan for the year ended December 31, 1993.

NOTE 9_EXECUTIVE RETIREMENT PLANS

      The Company has individual retirement agreements with certain current and prior executive officers which are intended to provide continued compensation to such individuals or their respective beneficiaries upon the later of their retirement from the Company after attainment of sixty years of age (fifty-five years of age for one plan participant) or attainment of sixty years of age (fifty-five years of age for one plan participant) following termination of employment, or upon death during the term of employment (the "triggering events"). Subject to vesting requirements, the retirement agreements provide for the payment to these individuals or their respective beneficiaries, of annual benefits for a period of fifteen years following the occurrence of a triggering event. The amount of annual benefits is adjusted annually to reflect changes in the cost of living. The annual benefit amounts vest at the rate of 10% per year.

      The Company maintains an executive income continuation plan for the benefit of executive officers not covered under the agreements discussed above. The plan provides payments for fifteen years to such officers or their respective beneficiaries upon the later of an officer's retirement from the Company after attainment of sixty years of age or attainment of sixty years of age following termination of employment, or upon death during the term of employment. The annual retirement payment is the product of an annual benefit rate set by the Board of Directors ($3,333 for 1995) multiplied by the number of years of employment, up to a maximum of fifteen years, and as adjusted to reflect the cost of living changes during the payment period. An officer's rights under the plan are fully vested after ten years of employment.

      In connection with both of the above plans, included in other noncurrent liabilities at December 31, 1995 and 1994 is $3,136,000 and $2,895,000,
respectively, representing the present value of the future liability. Also, included in Accrued expenses at December 31, 1995 is $31,000 representing the current portion of this liability. The Company intends to fund this obligation through life insurance contracts on the individual executives. Included in Other assets at December 31, 1995 and 1994 is $934,000 and $905,000, respectively, of cash surrender value in connection with these policies.


NOTE 10_EMPLOYEE STOCK PURCHASE AND OPTION PLAN

       The Company's Employee Stock Purchase Plan enables eligible employees to purchase the Company's Common Stock at the lower of 85% of the fair market value on the first or the last day of each plan year. The number of shares reserved for sale under this plan is 300,000, of which 250,127 shares have been sold.

       Under the Company's Stock Option Plan, as amended, stock options are awarded to key employees, consultants and directors at a price equal to the fair market value at the date of grant. All options have five or ten year terms and become exercisable in varying amounts after the grant date.

      A summary of activity under the Company's various options plans follows:
                                   Shares        Options Outstanding
                                  reserved                    Option
                                  for grant      Shares        price
Balance December 31, 1992           109,968      582,875   $  1.44/8.50
 Exercised                              ---      (13,500)     2.50/3.63
 Canceled                            49,200      (49,200)     3.63/8.25
 Granted                           (322,000)     322,000     3.375/5.63
 Additional shares reserved
  -1989 plan as amended             500,000          ---            ---

Balance December 31, 1993           337,168      842,175   $  1.44/8.50
 Exercised                              ---       (1,500)     1.44/2.50
 Canceled                           136,000     (136,000)     2.50/8.50
 Granted                           (119,000)     119,000      2.50/3.00

Balance December 31, 1994           354,168      823,675   $  2.50/8.50
 Exercised outside the plan                       (1,000)          1.44
 Canceled                           206,000     (206,000)     2.50/8.25
 Canceled outside the plan                       (14,035)     1.44/2.50
 Granted                           (103,000)     103,000*    2.375/4.75

Balance December 31, 1995           457,168      705,640   $ 2.375/8.25

      As of December 31, 1995 options for 464,923 shares were exercisable at prices ranging from $1.44 to $8.25 per share. *Includes 12,000 options issued subject to approval at the Company's annual shareholder meeting to be held May 21, 1996.

NOTE 11_SUPPLEMENTARY CASH FLOW INFORMATION

                                                   Year Ended December 31,
                                               1995         1994        1993
Supplemental disclosures of cash flow
information:
Cash paid during the year for:
    Interest                              $    192,000  $  369,000  $  474,000
    Income taxes, net                        1,151,000     242,000     390,000
Schedule of non-cash investing and
financing activities:
Capital lease obligations incurred under
    new equipment leases                           ---         ---     510,000

NOTE 12_GEOGRAPHIC SEGMENT DATA

      Comparative geographical data for the Company's operations is  summarized as follows:
                                        1995          1994           1993
SALES
United States                       $  24,494,000  $ 21,282,000  $  23,321,000
Europe                                 13,110,000    12,478,000     12,562,000
Asia                                    4,798,000     5,290,000      3,949,000
Other Foreign                           3,358,000     3,453,000      3,456,000
 Total                              $  45,760,000  $ 42,503,000  $  43,288,000

OPERATING INCOME
United States                       $   3,515,000  $    877,000  $     638,000
Europe                                    938,000       639,000        388,000
Asia                                      971,000       290,000         76,000
Other Foreign                             725,000       736,000        699,000
                                       6 ,149,000     2,542,000      1,801,000
Unusual items                                 ---    (5,750,000)      (750,000)
Inventory valuation adjustment                ---      (750,000)            ---
Other expenses, net                      (315,000)     (354,000)      (514,000)
 Income (loss) before income taxes  $   5,834,000  $ (4,312,000) $     537,000

TOTAL ASSETS
United States                       $  38,059,000  $ 37,272,000  $  42,615,000
Europe                                    702,000       882,000        811,000
Asia                                          ---           ---            ---
Other Foreign                                 ---           ---            ---
 Total                              $  38,761,000  $ 38,154,000  $  43,426,000


NOTE 13_WARRANTS AND STOCK PURCHASE RIGHTS

      The Company has issued to BFHI a warrant to purchase up to 730,720 shares of Common Stock at the prevailing market price and has granted BFHI the right to purchase additional Common Stock at a price identical to any new issuances. These agreements enable BFHI to maintain a minimum 51% ownership in the Company.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of INCSTAR Corporation:

     We have audited the consolidated financial statements of INCSTAR Corporation and subsidiaries as listed in the accompanying index in Item 14(a)(1) on page 17. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index in Item 14(a)(2) on page 17. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INCSTAR Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.





                                                  KPMG Peat Marwick LLP
Minneapolis, Minnesota
January 26, 1996

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     INCSTAR CORPORATION AND SUBSIDIARIES

      Column A          Column B        Column C          Column D   Column E

                       Balance at              Charged
                          the                    to                 Balance at
                       Beginning    Charged     Other                  the
                           of     to Costs &  Accounts   Deductions   End of
                         Period    Expenses   Describe   (Describe)   Period
Allowance for doubtful
accounts receivable:

Year ended December
 31, 1995              $113,000   $  16,000   $  - -     $22,000(A) $107,000
Year ended December
 31, 1994               195,000      23,000      - -     105,000(A)  113,000
Year ended December
 31, 1993               170,000      39,000      - -      14,000(A)  195,000

(A) Uncollectible accounts written off, net of recoveries



                                 EXHIBIT INDEX

          (a)     List of documents filed as part of this report:

                  (1) Consolidated Statements of Operations - Years Ended December 31, 1995, December 31, 1994, and December 31,
                           1993
                          Consolidated Balance Sheets - As of December 31,
                           1995 and 1994
                          Consolidated Statements of Cash Flows - Years
                           Ended December 31, 1995, December 31, 1994; and December 31, 1993
                          Consolidated Statements of Shareholders' Equity -
                           Years Ended December 31, 1995; December 31, 1994; and December 31, 1993
                          Consolidated Quarterly Results (unaudited) for
                           the Years Ended December 31, 1995 and 1994
                          Notes to Consolidated Financial Statements
                          Independent Auditors' Report

                  (2)     Financial Statement Schedule:
                          Schedule II - Valuation and Qualifying Accounts

                  All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

                  (3)     Exhibits:

                Number          Description


                  3.1 Restated Articles of Incorporation of INCSTAR Corporation, as amended to date [incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8
                           (File No. 33-84498)].

                  3.2 Bylaws of INCSTAR Corporation, as amended to date [incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-84498)].

                  4.1      Specimen   Certificate   representing   the
                           Registrant's   Common  Stock  [incorporated  by
                           reference   to Exhibit 4.1 to the Registrant's
                           Registration Statement on  Form S-3
                           (File No. 33-37805)].

                  4.2 Note Purchase Agreement, dated December 27, 1991 between the Registrant and Fiat Finance, U.S.A. Inc. [incorporated by reference to Exhibit 4.2 to the Registrant's Report on Form 10-K for the year ended December 31, 1991 (File No. 1-9800)]

                  4.3 Form of Warrant Certificate issued by the Registrant in favor of Bioengineering International B.V. (now BioFin Holding International B.V.) [incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form S-4
                           (File No. 33-30785)].

                  4.4 Form of Purchase Rights Agreement between Bioengineering International B.V. (now BioFin Holding International B.V.) and the Registrant [incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form S-4
                           (File No. 33-30785)].

                 10.1+* INCSTAR Corporation Stock Option Plan, as amended to date, filed herewith.

                 10.2* Economic Value Sharing Plan [incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 1-9800)].

                 10.3* Form of Executive Survivor Benefit Income Continuation Agreement between the Registrant and certain of its employees [incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-4 (File No. 33-30785)].

                 10.4* Executive Survivor Benefit Income Continuation Plan covering certain executive officers of the Registrant [incorporated by reference to Exhibit 10.4 of the Registrant's Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9800)].

                 10.5* Form of Employment Agreement between the Registrant and John J. Booth [incorporated by reference to
                           Exhibit 10.13 of the Registrant's Registration Statement on Form S-4 (File No. 33-30785)].

                 10.6* Amendments to Employment Agreement between the Registrant and John J. Booth [incorporated by reference to Exhibit 10.8 of the Registrant's Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9800)].

                 10.7* Employment Continuation Agreement between the Registrant and Orwin L. Carter [incorporated by reference to Exhibit 10.1 of the Registrant's report on Form 10-Q for the quarter ended September 30, 1994 (File No. 1-9800)].

                 10.8* Separation Agreement between the Registrant and Jacques A. Bagdasarian [incorporated by reference to
                           Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994
                           (File No. 1-9800)].

                 10.9+ Form of Scientific Advisory Board agreement between the Registrant and Dr. Pierre M. Galetti and Dr. Michael Steffes filed herewith.

                 10.10+ Consulting Agreement between the Registrant and Dr. Michael Steffes filed herewith.

                 10.11 Form of Distributorship Agreement between the Registrant and Sorin Biomedica S.p.A., without exhibits or schedules [incorporated by reference to
                           Exhibit 10.15 of the Registrant's Registration Statement on Form S-4 (File No. 33-30785)].

                 10.12 Form of Distributorship Agreement between Sorin Biomedica S.p.A. and the Registrant [incorporated by reference to Exhibit 10.16 of the Registrant's Registration Statement on Form S-4
                           (File No. 33-30785)].

                 10.13 Distribution Agreement, dated October 30, 1986, between Clinical Sciences Inc. and Sorin Biomedica S.p.A., as amended [incorporated by reference to
                           Exhibit 10.17 of the Registrant's Registration Statement on Form S-4 (File No. 33-30785)].

                 10.14 Form of Technology Transfer Agreement between the Registrant and Sorin Biomedica S.p.A. [incorporated by reference to Exhibit 10.18 of the Registrant's Registration Statement on Form S-4
                           (File No. 33-30785)].

                 10.15 Distribution and Supply Agreement between Baxter International Inc. and the Registrant dated September 19, 1990 [incorporated by reference to Exhibit 10(b) of the Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 1-9800)].

                 10.16 Product Distribution Agreement between Centocor, Inc. and the Registrant dated December 2, 1991 [incorporated by reference to Exhibit 10.14 of the Registrant's Report on Form 10-K for the year ended December 31, 1991 (File No. 1-9800)].

                 10.17.1   Letter agreements dated August 3, 1992 and
                           February 19, 1993 amending the product distribution agreement filed as Exhibit 10.15 [incorporated by reference to Exhibit 10.14.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9800)].

                 10.18 Revolving Credit, Security and Note Agreement, with exhibits thereto, dated as of December 27, 1993 between Norwest Bank Minnesota, National Association and the Registrant [incorporated by reference to
                           Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994
                           (File No. 1-9800)].

                 10.18.1 First Amendment dated January 3, 1995 to Revolving Credit, Security and Note Agreement filed as Exhibit
                           10.16 [incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 1-9800)].

                 10.18.2 Second Amendment dated February 15, 1995 to Revolving Credit, Security and Note Agreement filed as Exhibit
                           10.16 [incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 1-9800)].

                 10.18.3+ Third Amendment dated January 29, 1996 to Revolving Credit, Security and Note Agreement filed as Exhibit 10.16.

                 10.19 Agreement for Purchase, Sale and Distribution of Assets between TheraTest Laboratories Inc. and the Registrant dated May 16, 1994 [incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 1-9800)].

                 11+ Statement Re: Computation of Net Income (Loss) Per Common Share.

                 21+       Subsidiaries of the Registrant.

                 23+       Independent Auditors' Consent

                 27+       Financial Data Schedules

                 * Executive Compensation Plans and Arrangements
                 + Filed with this Annual Report on Form 10-K