Form 10-Q
period 1996-03-29
INCSTAR CORP
filed 1996-05-13
CIK 216184

__________________________________________________________________________

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549


                                 FORM 10-Q

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED MARCH 29, 1996

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

The number of shares of the Registrant's Common Stock (par value $.01) outstanding on May 1, 1996 was 16,501,457.
__________________________________________________________________________

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS



                            INCSTAR CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                    Quarter Ended

                                               March 29,        March 31,
                                                 1996             1995
Net sales                                $    11,455,000  $    11,117,000
Cost of goods sold                             5,539,000        5,987,000
Gross profit                                   5,916,000        5,130,000
Operating expenses:
Selling, general and administrative            3,295,000        2,960,000
Research and development                       1,060,000          914,000
Total operating expenses                       4,355,000        3,874,000
Operating income                               1,561,000        1,256,000

Interest expense                                  (7,000)         (87,000)
Other expense                                    (24,000)          (6,000)

INCOME BEFORE INCOME TAXES                     1,530,000        1,163,000
Provision for income taxes                       372,000          364,000

NET INCOME                               $     1,158,000  $       799,000

INCOME PER SHARE:
Net income per share                     $          0.07  $          0.05

Weighted average shares and equivalents       16,633,365       16,379,928

 The accompanying notes are an integral part of the consolidated financial statements.

                            INCSTAR CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                 March 29,      December 31,
                                                    1996            1995
 ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                   $    1,601,000   $      460,000
 Restricted cash                                    250,000          251,000
 Accounts receivable, net of allowance for
   doubtful  accounts of $104,000 and             7,559,000        7,575,000
   $107,000, respectively
 Other receivables                                    4,000           24,000
 Inventories                                     13,705,000       13,445,000
 Other current assets                               484,000          294,000
 TOTAL CURRENT ASSETS                            23,603,000       22,049,000

 PROPERTY AND EQUIPMENT:
 Land and land improvements                       1,573,000        1,573,000
 Buildings and improvements                      13,258,000       13,252,000
 Equipment and furniture                         18,440,000       18,170,000
 Construction in progress                            68,000            6,000
                                                 33,339,000       33,001,000
 Less allowance for depreciation and            (18,798,000)     (18,387,000)
  amortization
                                                 14,541,000       14,614,000
 INTANGIBLE ASSETS                                1,056,000        1,105,000
 OTHER ASSETS                                     1,041,000          993,000
                                             $   40,241,000   $   38,761,000
 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Current portion of long-term debt           $       40,000   $       76,000
 Accounts payable and cash overdraft              2,131,000        1,914,000
 Accrued compensation                             1,201,000        1,972,000
 Accrued expenses                                 3,358,000        2,928,000
 Income taxes payable                               575,000          212,000
 TOTAL CURRENT LIABILITIES                        7,305,000        7,102,000
 LONG-TERM DEBT                                       3,000            3,000
 OTHER NON-CURRENT LIABILITIES                    3,154,000        3,272,000

 SHAREHOLDERS' EQUITY:
 Undesignated stock, authorized 5,000,000 shares      - - -            - - -
 Common stock, par value $.01, authorized
  25,000,000 shares; issued and outstanding         165,000          164,000
  16,453,350 and 16,363,477 shares, respectively
 Additional paid-in capital                      18,179,000       17,940,000
 Foreign currency translation adjustment           (154,000)        (151,000)
 Retained earnings                               11,589,000       10,431,000
    TOTAL SHAREHOLDERS' EQUITY                   29,779,000       28,384,000
                                             $   40,241,000   $   38,761,000

 The accompanying notes are an integral part of the consolidated financial statements.

                            INCSTAR CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                           Quarter Ended
                                                     March 29,        March 31,
                                                       1996             1995
 OPERATING ACTIVITIES:
 Net income                                    $     1,158,000  $       799,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization                         716,000          721,000
 Payment for unusual items                            (186,000)             ---
 Provision for retirement plans                         73,000           68,000
 Provision for deferred taxes                         (114,000)             ---
 Changes in operating assets and liabilities:
 Accounts receivable                                    16,000         (296,000)
 Other receivables                                      20,000          104,000
 Inventories                                          (260,000)         332,000
 Other current assets                                 (149,000)          94,000
 Accounts payable                                      217,000          (56,000)
 Accrued compensation                                 (771,000)         (70,000)
 Accrued expenses                                      497,000         (426,000)
 Income tax payable                                    424,000          338,000
 Other, net                                             (3,000)         (10,000)
 Net cash provided by operating activities           1,638,000        1,598,000

 INVESTING ACTIVITIES:
 Additions to property and equipment, net             (456,000)        (154,000)
 Payments for intellectual property and               (135,000)             ---
  purchased technology
 Increase in other assets                              (50,000)         (39,000)
 Net cash used in investing activities                (641,000)        (193,000)

 FINANCING ACTIVITIES:
 Net decrease in cash overdraft                            ---         (310,000)
 Decrease in restricted cash                             1,000              ---
 Payments on long-term debt                            (36,000)      (1,087,000)
 Issuance of common stock                              179,000           60,000
 Net cash provided by (used in) financing activities   144,000       (1,337,000)
 NET INCREASE IN CASH AND CASH EQUIVALENTS           1,141,000           68,000
 Cash and cash equivalents at beginning of period      460,000          153,000
 Cash and cash equivalents at end of period    $     1,601,000  $       221,000

 The accompanying notes are an integral part of the consolidated financial statements.

                            INCSTAR CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The consolidated balance sheet as of March 29, 1996 and the related consolidated statements of income and cash flows for the quarter ended March 29, 1996 and March 31, 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company's 1995 Form 10K.


NOTE 2 _ INVENTORIES

Inventories consist of the following:
                                              March 29,     December 31,
                                                 1996           1995
Raw materials                                $ 2,279,000     $ 2,281,000
Work in progress                               9,418,000       9,421,000
Finished goods                                 2,008,000       1,743,000
                                             $13,705,000     $13,445,000

NOTE 3 _ INTANGIBLE ASSETS

Intangible assets consist of the following:
                                                  March 29,    December 31,
                                                     1996          1995
Patents                                         $   717,000   $   717,000
Trademarks                                           17,000        17,000
Goodwill                                            619,000       619,000
Intellectual property and purchased technology      869,000       734,000
Product distribution rights                       2,700,000     2,700,000
                                                  4,922,000     4,787,000
Less accumulated amortization                    (3,866,000)   (3,682,000)
                                                $ 1,056,000   $ 1,105,000

NOTE 4_ UNUSUAL ITEMS AND INVENTORY VALUATION ADJUSTMENTS

    In December, 1994 the Company recorded a $750,000 charge related to the write down of excess inventories and a $2,450,000 unusual charge related to the termination of certain distribution and supply agreements ($540,000) as well as severance and other costs related to senior management changes ($1,910,000). The amount remaining to be paid at March 29, 1996, exclusive of amounts included in Note 6, Executive Retirement Plans, is $422,000 and is included in Accrued expenses.


NOTE 5 _ LONG-TERM DEBT, LEASE AND ROYALTY COMMITMENTS

Long-term debt consists of the following:
                                                       March 29,    December 31,
                                                         1996          1995
Capitalized lease obligations, 8.0%, due             $   36,000    $   72,000
 through 1996
Other                                                     7,000         7,000
                                                         43,000        79,000
      Less current portion                              (40,000)      (76,000)
      Total long-term debt                           $    3,000    $    3,000

      The Company has a revolving line of credit from a bank which provides for maximum borrowings of $1,000,000 through January 31, 1997 at the prime interest rate or LIBOR plus 2.50% and is secured by accounts receivable. In addition, the Company has a $4,500,000 revolving line of credit with Fiat Finance U.S.A., Inc. which expires on April 29, 1996. It is anticipated that this credit line will continue to be renewed at one year terms.

       The Company is obligated to make royalty payments under several distribution and licensing agreements. The majority of these agreements call for payments based on a percentage of sales and contain no minimum royalty clause. Royalty expense under these agreements was $497,000 for the quarter ended March 29, 1996 and $309,000 for the quarter ended March 31, 1995.


NOTE 6 _ EXECUTIVE RETIREMENT PLANS

       The Company has individual retirement agreements with certain executive officers which are intended to provide continued compensation to such officers or their respective beneficiaries upon retirement from the Company. The benefits and terms under these arrangements vary depending upon the officer's position within the Company. In connection with these plans, included in Other non-current liabilities at March 29, 1996 and December 31, 1995 are $3,192,000 and $3,136,000, respectively, representing the present value of the future liability. Also, included in Accrued expenses at March 29, 1996 and December 31, 1995 are $48,000 and $31,000, respectively, representing the current portion of this liability. The Company intends to fund this obligation through the purchase of life insurance contracts on the individual executives. Included in Other assets at March 29, 1996 and December 31, 1995 are $984,000 and $934,000,
respectively, representing the cash surrender value of  these policies.

NOTE 7 _ INCOME TAXES

      Upon the exercise of certain officer stock options during the year ended December 31, 1990, the Company was entitled to a compensation deduction allowable for income tax purposes. No compensation expense was required for financial reporting purposes because the option price on the original grant date equaled the then fair market value of the shares. Upon realization of the benefit relating to the compensation deduction for tax purposes, the benefit is credited to additional paid in capital. The Company recognized credits of $61,000 and $93,000, respectively, to Additional paid in capital relating to these stock options for the quarters ended March 29, 1996 and March 31 ,1995.


NOTE 8 _ RELATED PARTY TRANSACTIONS

     As part of the ongoing operations of the Company, various transactions were entered into with its affiliates, Sorin Biomedica S.p.A. ("Sorin") and
its  subsidiaries  and  Fiat  Finance U.S.A., Inc.   The  following  tables
summarize these transactions and related balances.
                                Sorin              Fiat Finance U.S.A., Inc.
                            Quarter Ended                Quarter Ended
                         March 29,     March 31,        March 29,     March 31,
                            1996         1995             1996           1995
Product sales           $1,947,000   $2,024,000     $     - - -      $    - - -
Product purchases          279,000      290,000           - - -           - - -
Royalty expense            203,000       42,000           - - -           - - -
Interest expense             - - -        - - -           6,000          79,000
                        March 29,   December 31,       March 29,    December 31,
                           1996         1995             1996           1995
Assets
Trade accounts          $1,758,000   $1,965,000     $     - - -      $    - - -
 receivable
Other receivables            5,000        6,000           - - -           - - -

Liabilities
Accounts payable        $  490,000   $  675,000     $     - - -      $    - - -
Accrued royalty            203,000      480,000           - - -           - - -
Accrued interest             - - -        - - -           - - -           4,000

NOTE 9 _ SUPPLEMENTARY CASH FLOW INFORMATION

                                                           Quarter Ended
                                                       March 29,    March 31,
                                                         1996          1995
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                                $  6,000   $   24,000
Income taxes, net                                         56,000       26,000

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Sales for the quarter ended March 29, 1996 increased 3% to $11,455,000 from $11,117,000 for the same period a year earlier. Contributing to the increase were sales from the Company's hepatitis assays, as discussed below, as well as increases in the Company's autoimmune Elisa products, second generation tests for Epstein Barr Virus and sales of the Company's new vitamin D assay. Sales continue to be negatively impacted by declines in the Company's oncology and endocrinology market segments due to the continued shift in the diagnostic industry from isotopic, manual testing to non-isotopic, automated and semi-automated testing. As these trends are expected to continue, the Company continues to focus development efforts on automated and semi-automated tests which are non-isotopic.

     Domestic sales increased 11% to $6,162,000 for the quarter ended March
29,  1996  from  $5,567,000 for the same period in  the  prior  year.   The
Company  continues  to  experience an increase in demand  for  one  of  its hepatitis  assays  due to a competitor's kit becoming  unavailable  to  the
market  in  June  1995.   This opportunity resulted in  approximately  $1.2
million  in  sales  during  the  first quarter  of  1996.   The  competitor
reentered the market place in late February, which will result in a decline of these product sales from their current levels. In addition, the Company realized growth in its Theratest trademark product line. The Company's new vitamin D assay, which was launched in late 1995, also contributed to sales growth. However, as discussed above, offsetting these increases were continuing declines in the Company's RIA oncology and routine endocrinology product offerings.

      International sales decreased 5% to $5,293,000 for the quarter ended March 29, 1996 from $5,550,000 for the same period in the prior year. International revenues continue to be favorably impacted in the infectious disease segment by sales of the Company's second generation tests for Epstein Barr Virus. Sales were negatively impacted, however, in the serum protein segment resulting mainly from declines in demand for the Company's bulk antisera products as well as declines in the routine endocrinology segment as this market continues to shift away from manual, RIA testing as discussed above.

     Gross margins for the first quarter of 1996 improved to 51.6% of sales compared to 46.1% of sales for the same period in the prior year. This improvement is due in part to a change in the mix of sales, discussed above, compared to the same period a year earlier as well as efficiencies derived from the recent restructuring of operations. Notwithstanding this improvement, the Company's margins continue to be highly sensitive to product mix and volume changes.

      Selling, general and administrative expenses increased to $3,295,000, or 29% of sales, in the first quarter of 1996 from $2,960,000, or 27% of sales, in the first quarter of 1995. These expenses, as a percentage of sales, are expected to remain relatively consistent throughout 1996. Contributing to this increase were increased travel, promotions and other expenses related to the introduction of new products and training associated with the introduction of the Shared Values Process operating system at the Company.

      Research and development expenditures increased 16% to $1,060,000 in the first quarter of 1996 from $914,000 for the same period in the prior year and increased as a percentage of sales to 9% compared to 8% in the prior year. This increase is mainly due to increased emphasis on new product development, including the establishment of scientific advisory panels for the Company's autoimmune and bone and mineral metabolism segments. These panels are intended to enhance and strengthen the Company's ties with the scientific community.

      Interest expense decreased to $7,000 compared to $87,000 for the same period in the prior year. This decrease is attributable to lower average debt levels.

      Income tax expense for the quarter was $372,000, or 24% of income before taxes, compared with income tax expense of $364,000, or 31% of income  before  taxes, in the first quarter of 1995.  The  decline  in  the effective tax rate is due to the recognition of certain deferred tax assets. The Company expects the effective tax rate to remain at approximately 24% during the remainder of 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operating cash flow in the first quarter of 1996 was $1,638,000 and $1,598,000 for the same period in the prior year. Free cash flow (operating cash flow less investment activities) decreased to $997,000 in the first quarter from $1,405,000 in the comparable period of the prior year. This decrease is attributable to increased capital spending associated with instrumentation, manufacturing improvements and computer upgrades. Net working capital increased in this year's first quarter to $16,298,000 at March 29, 1996 from $14,947,000 at December 31, 1995.

     At March 29, 1996, the Company's primary sources of liquidity are a $1 million revolving bank credit line secured by Company assets and a $4.5 million unsecured credit line with Fiat Finance U.S.A., Inc. At March 29, 1996, the Company had no outstanding borrowings under these credit lines. The Company believes that its operating cash flow and existing credit lines will provide ample sources of liquidity for all planned capital expenditures and research and development activities. Capital spending for the remainder of 1996 is anticipated to be approximately $2,300,000, primarily for manufacturing improvements and laboratory equipment.

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

     11   Computation of Net Income per Common Share

     27   Financial Data Schedule

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 29, 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INCSTAR CORPORATION
                                       (Registrant)



Date:       5/12/96           /S/John J. Booth
                              President (Principal Executive Officer)


Date:       5/12/96           /S/Thomas P. Maun
                              Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)