Form 10-Q
period 1996-06-28
INCSTAR CORP
filed 1996-08-12
CIK 216184

_________________________________________________________________

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549


                                 FORM 10-Q

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED JUNE 28, 1996

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

The number of shares of the Registrant's Common Stock (par value $.01) outstanding on August 12, 1996 was 16,502,457.
__________________________________________________________________________

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS



                            INCSTAR CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                 Quarter Ended            Six Months Ended
                            June 28,      June 30,     June 28,       June 30,
                              1996          1995         1996           1995
  Net sales             $ 11,355,000  $ 11,041,000  $ 22,810,000  $  22,158,000
  Cost of goods sold       5,676,000     5,722,000    11,214,000     11,710,000
  Gross profit             5,679,000     5,319,000    11,596,000     10,448,000
  Operating expenses:
  Selling, general and     3,322,000     3,155,000     6,617,000      6,115,000
    administrative
  Research and development   946,000       875,000     2,007,000      1,788,000
   Total operating
     expenses              4,268,000     4,030,000     8,624,000      7,903,000
   Operating income        1,411,000     1,289,000     2,972,000      2,545,000

  Interest expense            (7,000)      (53,000)      (14,000)      (141,000)
  Other income                63,000        17,000        39,000         12,000

   INCOME BEFORE INCOME    1,467,000     1,253,000     2,997,000      2,416,000
     TAXES
  Provision for income       348,000       426,000       719,000        790,000
   taxes

   NET INCOME           $  1,119,000  $    827,000  $  2,278,000  $   1,626,000

   INCOME PER SHARE:
   Net income per share $       0.07  $       0.05  $       0.14  $        0.10

   Weighted average shares
    and equivalents       16,724,429    16,447,448    16,678,897     16,413,688

    The accompanying notes are an integral part of the consolidated financial statements.

                            INCSTAR CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

<CATION>
                                             June 28, 1996     December 31, 1995
 ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                $      1,465,000   $       460,000
 Restricted cash                                   251,000           251,000
 Accounts receivable, net of allowance
  for doubtful  accounts of $88,000 and          7,737,000         7,575,000
  $107,000, respectively
 Other receivables                                  23,000            24,000
 Inventories                                    13,686,000        13,445,000
 Other current assets                              555,000           294,000
 TOTAL CURRENT ASSETS                           23,717,000        22,049,000

 PROPERTY AND EQUIPMENT:
 Land and land improvements                      1,573,000         1,573,000
 Buildings and improvements                     13,279,000        13,252,000
 Equipment and furniture                        19,108,000        18,170,000
 Construction in progress                           84,000             6,000
                                                34,044,000        33,001,000
    Less allowance for depreciation and        (19,216,000)      (18,387,000)
      amortization
                                                14,828,000        14,614,000
 INTANGIBLE ASSETS                                 920,000         1,105,000
 OTHER ASSETS                                    1,043,000           993,000
                                          $     40,508,000   $    38,761,000
 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Current portion of long-term debt        $         12,000   $        76,000
 Accounts payable and cash overdraft             2,396,000         1,914,000
 Accrued compensation                            1,081,000         1,972,000
 Accrued expenses                                2,572,000         2,928,000
 Income taxes payable                              270,000           212,000
      TOTAL CURRENT LIABILITIES                  6,331,000         7,102,000
 LONG-TERM DEBT                                      3,000             3,000
 OTHER NON-CURRENT LIABILITIES                   3,140,000         3,272,000

 SHAREHOLDERS' EQUITY:
 Undesignated stock, authorized 5,000,000 shares     - - -             - - -
 Common stock, par value $.01, authorized
  25,000,000 shares; issued and outstanding        165,000           164,000
  16,502,457 and 16,363,477 shares, respectively
 Additional paid-in capital                     18,314,000        17,940,000
 Foreign currency translation adjustment          (154,000)         (151,000)
   Retained earnings                            12,709,000        10,431,000
        TOTAL SHAREHOLDERS' EQUITY              31,034,000        28,384,000
                                          $     40,508,000   $    38,761,000

 The accompanying notes are an integral part of the consolidated financial statements.

                            INCSTAR CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                          Six Months Ended
                                                 June 28, 1996     June 30, 1995
 OPERATING ACTIVITIES:
 Net income                                    $     2,278,000  $     1,626,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization                       1,411,000        1,511,000
 Payment for unusual items                            (344,000)        (331,000)
 Provision for retirement plans                        147,000          136,000
 Provision for deferred taxes                         (221,000)             ---
 Changes in operating assets and liabilities:
 Accounts receivable                                  (162,000)        (459,000)
 Other receivables                                       1,000          115,000
 Inventories                                          (241,000)        (173,000)
 Other current assets                                 (183,000)          36,000
 Accounts payable                                      482,000          259,000
 Accrued compensation                                 (891,000)         (28,000)
 Accrued expenses                                     (148,000)        (314,000)
 Income tax payable                                    177,000          362,000
 Other, net                                             (3,000)         (10,000)
 Net cash provided by operating activities           2,303,000        2,730,000

 INVESTING ACTIVITIES:
 Additions to property and equipment, net           (1,251,000)        (271,000)
 Payments for intellectual property and               (185,000)          (9,000)
  purchased technology
 Increase in other assets                              (54,000)          (9,000)
 Net cash used in investing activities              (1,490,000)        (289,000)

 FINANCING ACTIVITIES:
 Net decrease in cash overdraft                            ---         (405,000)
 Payments on long-term debt                            (64,000)      (2,242,000)
 Issuance of common stock                              256,000           59,000
 Net cash provided by (used in) financing              192,000       (2,588,000)
  activities
 Net increase (decrease) in cash and cash            1,005,000         (147,000)
  equivalents
 Cash and cash equivalents at beginning of             460,000          153,000
  period
 Cash and cash equivalents at end of period    $     1,465,000  $         6,000

 The accompanying notes are an integral part of the consolidated financial statements.

                           INCSTAR CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The consolidated balance sheet as of June 28, 1996 and the related consolidated statements of income and cash flows for the six month periods ended June 28, 1996 and June 30, 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company's 1995 Form 10K.


NOTE 2 _ INVENTORIES

Inventories consist of the following:
                                             June 28,       December 31,
                                               1996             1995
Raw materials                              $  2,293,000      $  2,281,000
Work in progress                              9,029,000         9,421,000
Finished goods                                2,364,000         1,743,000
                                           $ 13,686,000      $ 13,445,000

NOTE 3 _ INTANGIBLE ASSETS

Intangible assets consist of the following:
                                             June 28,       December 31,
                                               1996             1995
Patents                                    $     717,000    $     717,000
Trademarks                                        17,000           17,000
Goodwill                                         619,000          619,000
Intellectual property and purchased              920,000          734,000
  technology
Product distribution rights                    2,700,000        2,700,000
                                               4,973,000        4,787,000
Less accumulated amortization                 (4,053,000)      (3,682,000)
                                           $     920,000    $   1,105,000

NOTE 4_ UNUSUAL ITEMS AND INVENTORY VALUATION ADJUSTMENTS

    In December, 1994 the Company recorded a $750,000 charge related to the write down of excess inventories and a $2,450,000 unusual charge related to the termination of certain distribution and supply agreements ($540,000) as well as severance and other costs related to senior management changes ($1,910,000). The amount remaining to be paid at June 28, 1996, exclusive of amounts included in Note 6, Executive Retirement Plans, is $305,000 and is included in Accrued expenses.


NOTE 5 _ LONG-TERM DEBT, LEASE AND ROYALTY COMMITMENTS

Long-term debt consists of the following:
                                                 June 28,        December 31,
                                                   1996             1995
Capitalized lease obligations, 8.0%, due        $    8,000       $   72,000
  through 1996
Other                                                7,000            7,000
                                                    15,000           79,000
      Less current portion                         (12,000)         (76,000)
      Total long-term debt                      $    3,000       $    3,000

      The Company has a revolving line of credit from a bank which provides for maximum borrowings of $1,000,000 through January 31, 1997 at the prime interest rate or LIBOR plus 2.50% and is secured by accounts receivable. In addition, the Company has a $4,500,000 revolving line of credit with Fiat Finance U.S.A., Inc. through April 29, 1997.

       The Company is obligated to make royalty payments under several distribution and licensing agreements. The majority of these agreements call for payments based on a percentage of sales and contain no minimum royalty clause. Royalty expense under these agreements was $378,000 and $368,000 for the quarters ended June 28, 1996 and June 30, 1995, respectively, and $876,000 and $677,000 for the six month periods ended June 28, 1996 and June 30, 1995, respectively.


NOTE 6 _ EXECUTIVE RETIREMENT PLANS

       The Company has individual retirement agreements with certain executive officers which are intended to provide continued compensation to such officers or their respective beneficiaries upon retirement from the Company. The benefits and terms under these arrangements vary depending upon the officer's position within the Company. In connection with these plans, included in Other non-current liabilities at June 28, 1996 and December 31, 1995 are $3,249,000 and $3,136,000, respectively, representing the present value of the future liability. Also, included in Accrued expenses at June 28, 1996 and December 31, 1995 are $66,000 and $31,000, respectively, representing the current portion of this liability. The Company intends to fund this obligation through the purchase of life insurance contracts on the individual executives. Included in Other assets at June 28, 1996 and December 31, 1995 are $984,000 and $934,000,
respectively, representing the cash surrender value of  these policies.

NOTE 7 _ INCOME TAXES

      Upon the exercise of certain officer stock options during the year ended December 31, 1990, the Company was entitled to a compensation deduction allowable for income tax purposes. No compensation expense was required for financial reporting purposes because the option price on the original grant date equaled the then fair market value of the shares. Upon realization of the benefit relating to the compensation deduction for tax purposes, the benefit is credited to additional paid in capital. The Company recognized credits of $58,000 and $110,000, respectively, to Additional paid in capital relating to these stock options for the quarters ended June 28, 1996 and June 30 ,1995 and $119,000 and $110,000,
respectively, for the six month periods ended June 28, 1996 and June 30, 1995.

NOTE 8 _ RELATED PARTY TRANSACTIONS

     As part of the ongoing operations of the Company, various transactions were  entered into with its affiliates, Sorin Biomedica Diagnostics  S.p.A.
("Sorin") and its subsidiaries and Fiat Finance U.S.A., Inc.  The following tables summarize these transactions and related balances.
                              Sorin               Fiat Finance U.S.A., Inc.
                        Six Months Ended              Six Months Ended
                       June 28,      June 30,        June 28,      June 30,
                         1996          1995            1996          1995
 Product sales       $ 4,045,000   $ 3,822,000       $   - - -    $   - - -
 Product purchases     1,251,000       424,000           - - -        - - -
 Royalty expense         307,000        83,000           - - -        - - -
 Interest expense          - - -         - - -           6,000      128,000
                       June 28,     December 31,     June 28,     December 31,
                         1996          1995            1996          1995
 Assets
  Trade accounts     $ 2,229,000    $1,965,000      $   - - -     $   - - -
    receivable
  Other receivables       22,000         6,000          - - -         - - -

 Liabilities
  Accounts payable   $   555,000    $  675,000      $   - - -     $   - - -
  Accrued royalty        745,000       480,000          - - -         - - -
  Accrued interest         - - -         - - -          - - -         4,000

NOTE 9 _ SUPPLEMENTARY CASH FLOW INFORMATION

                                                         Six Months Ended
                                                      June 28,      June 30,
                                                        1996          1995
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                            $  14,000   $   54,000
  Income taxes, net                                     763,000      428,000

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED JUNE 28, 1996 VS. QUARTER ENDED JUNE 30, 1995

      Sales for the quarter ended June 28, 1996 increased 3% to $11,355,000 from $11,041,000 for the same period a year earlier. The Company experienced sales growth in its autoimmune, infectious disease and serum proteins product lines. Additionally, contributing to the increase were sales from the Company's hepatitis assays, as discussed below. Sales continue to be negatively impacted by declines in the Company's endocrinology and transplantation markets due to the continued shift in the diagnostic industry from isotopic, manual testing to non-isotopic, automated and semi-automated testing. As these trends are expected to continue, the Company continues to focus development efforts on automated and semi-automated tests which are non-isotopic. Sales levels continue to be highly dependent upon the success of these efforts.

      Domestic sales declined 2% to $5,568,000 for the quarter ended June 28, 1996 from $5,660,000 for the same period in the prior year. The Company generated $552,000 in sales during the second quarter of 1996 from one of its hepatitis assays due to a competitor's kit becoming unavailable to the market in June 1995. While the competitor reentered the market during late February, the Company has been able to maintain a certain portion of these sales. In addition, the Company realized continued growth in its autoimmune, infectious disease and serum protein product lines. However, as discussed above, offsetting these increases were continuing declines in the Company's endocrinology product offerings.

      International sales increased 8% to $5,787,000 for the quarter ended June 28, 1996 from $5,381,000 for the same period in the prior year. International revenues continue to be favorably impacted in the infectious disease segment by sales of the Company's second generation tests for Epstein Barr Virus. In addition, sales were favorably impacted by increases in the Company's autoimmune and serum protein product lines. Sales were negatively impacted by declines in the transplantation market segment as this market continues to shift away from manual, isotopic testing as discussed above.

      Gross margins for the second quarter of 1996 improved to 50.0% of sales compared to 48.2% of sales for the same period in the prior year. This improvement is due in part to a change in the mix of sales, discussed above, compared to the same period a year earlier as well as efficiencies derived from a restructuring of operations in the second quarter of 1995. Notwithstanding this improvement, the Company's margins continue to be highly sensitive to product mix and volume changes.

      Selling, general and administrative ("SG&A") expenses increased 5% to $3,322,000 in the second quarter of 1996 from $3,155,000 in the second quarter of 1995 due to costs associated with the introduction of new products. These expenses have remained at 29% of sales and are expected to remain relatively consistent throughout 1996.

     Research and development ("R&D") expenditures increased 8% to $946,000 in the second quarter of 1996 from $875,000 for the same period in the prior year and remained flat at 8% of sales. This increase is mainly due to costs associated with new product development efforts, clinical costs and external costs associated with the Company's scientific networks.

      Interest expense decreased to $7,000 compared to $53,000 for the same period in the prior year. This decrease is attributable to lower average debt levels.

      Income tax expense for the quarter was $348,000, or 24% of income before taxes, compared with income tax expense of $426,000, or 34% of income  before  taxes, in the second quarter of 1995.  The decline  in  the effective tax rate is due to the recognition of certain deferred tax assets. The Company expects the effective tax rate to remain at approximately 24% during the remainder of 1996.

SIX MONTHS ENDED JUNE 28, 1996 VS. SIX MONTHS ENDED JUNE 30, 1995

      Sales for the six month period ended June 28, 1996 increased 3% to $22,810,000 from $22,158,000 for the same period a year earlier. The Company experienced growth in its autoimmune, infectious disease and serum protein market segments. In addition, sales were favorably impacted by sales of the Company's hepatitis assays, as discussed below. Sales continue to be negatively impacted by declines in the Company's endocrinology and transplantation market segments due to the continued shift in the diagnostic industry from isotopic, manual testing to non-isotopic, automated and semi-automated testing. As these trends are expected to continue, the Company continues to focus development efforts on automated and semi-automated tests which are non-isotopic. Sales levels continue to be highly dependent upon the success of these efforts.

      Domestic sales increased 4% to $11,730,000 for the sixth month period ended June 28, 1996 from $11,227,000 for the same period in the prior year. As discussed above, the Company continues to experience an increase in demand for one of its hepatitis assays due to a competitor's kit becoming unavailable to the market in June 1995. This opportunity resulted in approximately $1.7 million in sales during the first six months of 1996. The competitor reentered the market place in late February, which has resulted in a decline of these product sales from their levels during the second half of 1995. In addition, the Company realized significant growth in its TheratestTM product line and increases in its serum protein product line. However, as discussed above, offsetting these increases were continuing declines in the Company's endocrinology product offerings.

      International sales increased 1% to $11,080,000 for the six month period ended June 28, 1996 compared to $10,931,000 for the same period in the prior year. International revenues continue to be favorably impacted in the infectious disease segment by sales of the Company's second generation tests for Epstein Barr Virus. Sales were negatively impacted, however, in the routine endocrinology and transplantation segments as these market continue to shift away from manual, isotopic testing as discussed above.

      Gross margins for the first six months of 1996 improved to 50.8% of sales compared to 47.2% of sales for the same period in the prior year. This improvement is due in part to a change in the mix of sales, discussed above, compared to the same period a year earlier as well as efficiencies derived from a restructuring of operations in the second quarter of 1995. Notwithstanding this improvement, the Company's margins continue to be highly sensitive to product mix and volume changes.

      SG&A expenses increased to $6,617,000, or 29% of sales, in the first six months of 1996 from $6,115,000, or 28% of sales, for the same period in the prior year. The increase in expenditures is due to costs associated with the introduction of new products. These expenses, as a percentage of sales, are expected to remain relatively consistent throughout 1996.

      R&D expenditures increased 12% to $2,007,000 in the first six months of 1996 from $1,788,000 for the same period in the prior year and increased as a percentage of sales to 9% compared to 8% in the prior year. This increase is mainly due to increased emphasis on new product development, including the establishment of scientific advisory panels for the Company's autoimmune and bone and mineral metabolism segments. These panels are intended to enhance and strengthen the Company's ties with the scientific community.

      Interest expense decreased to $14,000 compared to $141,000 for the same period in the prior year. This decrease is attributable to lower average debt levels.

      Income tax expense for the six months ended June 28, 1996 was $719,000, or 24% of income before taxes, compared with income tax expense of $790,000, or 33% of income before taxes, for the same period in 1995. The decline in the effective tax rate is due to the recognition of certain deferred tax assets. The Company expects the effective tax rate to remain at approximately 24% during the remainder of 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operating cash flow in the first six months of 1996 was $2,303,000 and $2,730,000 for the same period in the prior year. Free cash flow (operating cash flow less investment activities) decreased to $813,000 in the first six months of 1996 from $2,441,000 in the comparable period of the prior year. This decrease is attributable to increased capital spending associated with instrumentation, manufacturing improvements and computer upgrades. Net working capital increased to $17,386,000 at June 28, 1996 from $14,947,000 at December 31, 1995.

      At June 28, 1996, the Company's primary sources of liquidity are a $1 million revolving bank credit line secured by Company assets and a $4.5 million unsecured credit line with Fiat Finance U.S.A., Inc. At June 28, 1996, the Company had no outstanding borrowings under these credit lines. The Company believes that its operating cash flow and existing credit lines will provide ample sources of liquidity for all planned capital expenditures and research and development activities. Capital spending for the remainder of 1996 is anticipated to be approximately $1,500,000, primarily for manufacturing improvements and laboratory equipment.

PART II.  OTHER INFORMATION
ITEM 4.

      The Company held its Regular Meeting of Shareholders on May 21, 1996 and solicited proxies for the purpose of electing ten directors for the ensuing year and for the amendment of the INCSTAR Stock Option Plan.

     The votes with respect to the election of directors were:
                                   For            Withheld
     Pierre M. Galletti        15,189,555           22,793
     John J. Booth             15,190,555           21,893
     Ennio Denti               15,151,655           60,793
     George H. Dixon           15,190,055           22,393
     Franco Fornasari          15,189,755           29,893
     Ezio Garibaldi            15,189,755           29,893
     D. Ross Hamilton          15,190,555           21,893
     Umberto Rosa              15,151,655           60,793
     Michael W. Steffes        15,190,555           21,893
     Carlo Vanoli              15,189,855           22,593

The results of the voting with respect to the following additional item were as follows:

Amendments to the Company's Stock Option Plan, as follows:

(a) Amendment to allow the issuance of non-qualified stock options to consultants or independent contractors of the Company or any of its subsidiaries.

(b) Addition of a provision to allow each member of the Company's Scientific Advisory Board to automatically receive, upon execution of an SAB agreement, a five-year non-qualified stock option to purchase 4,000 shares of the Company's Common Stock.

(c) Addition of a provision to allow each member of one of the Company's Scientific Advisory Panels to automatically receive, upon execution of an SAP agreement, a five-year non-qualified stock option to purchase 2,000 shares of the Company's Common Stock.

                   For                           Against
                15,001,055                       211,393

     There were no abstentions or broker nonvotes.

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

     4.1 Specimen Certificate representing the Registrant's Common Stock [incorporated by reference to Exhibit 4.1 to the
         Registrant's  Registration Statement on Form  S-3  (File  No.  33-
         37805)].

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

     11  Computation of Net Income per Common Share

     27  Financial Data Schedule

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 28, 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INCSTAR CORPORATION
                                             (Registrant)



Date:       8/9/96               /S/John J. Booth
                                 President (Principal Executive Officer)


Date:       8/9/96               /S/Thomas P. Maun
                                 Vice President and Chief Financial
                                  Officer
                                 (Principal Financial and Accounting
                                  Officer)