Form 10-Q
period 1996-09-27
INCSTAR CORP
filed 1996-11-12
CIK 216184

_________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 27, 1996

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

The number of shares of the Registrant's Common Stock (par value $.01) outstanding on November 11, 1996 was 16,503,457.
______________________________________________________________________________

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS



                               INCSTAR CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                 Quarter Ended             Nine Months Ended
                             Sept. 27,     Sept. 29,      Sept. 27,     Sept. 29,
                               1996           1995          1996           1995
Net sales                 $ 10,604,000   $ 11,664,000  $  33,414,000  $ 33,822,000
Cost of goods sold           5,125,000      5,791,000     16,339,000    17,501,000
Gross profit                 5,479,000      5,873,000     17,075,000    16,321,000
Operating expenses:
Selling, general and         3,195,000      3,189,000      9,812,000     9,304,000
 administrative
Research and developnment    1,003,000        974,000      3,010,000     2,762,000
Total operating expenses     4,198,000      4,163,000     12,822,000    12,066,000
 expenses
   Operating income          1,281,000      1,710,000      4,253,000     4,255,000

Interest expense                (2,000)       (41,000)       (15,000)     (181,000)
Other income                    18,000          3,000         57,000        13,000

  INCOME BEFORE INCOME       1,297,000      1,672,000      4,295,000     4,087,000
   TAXES
  Provision for income         311,000        580,000      1,031,000     1,369,000
   taxes

 NET INCOME               $    986,000   $  1,092,000  $   3,264,000  $  2,718,000

 INCOME PER SHARE:
  Net income per share    $       0.06   $       0.07  $        0.20  $       0.17


 Weighted average shares    16,655,336     16,570,043     16,671,044    16,465,806
  and equivalents

    The accompanying notes are an integral part of the consolidated financial statements.

                               INCSTAR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   Sept. 27,      December 31,
                                                     1996             1995
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                     $    2,154,000   $        460,000
Restricted cash                                      251,000            251,000
Accounts receivable, net of allowance for
  doubtful  accounts of $104,000 and               7,416,000          7,575,000
  $107,000, respectively
Other receivables                                     26,000             24,000
Inventories                                       14,291,000         13,445,000
Other current assets                                 418,000            294,000
TOTAL CURRENT ASSETS                              24,556,000         22,049,000

PROPERTY AND EQUIPMENT:
 Land and land improvements                        1,573,000          1,573,000
 Buildings and improvements                       13,340,000         13,252,000
 Equipment and furniture                          19,511,000         18,170,000
 Construction in progress                            100,000              6,000
                                                  34,524,000         33,001,000
 Less allowance for depreciation and             (19,713,000)       (18,387,000)
  amortization
                                                  14,811,000         14,614,000
INTANGIBLE ASSETS                                    927,000          1,105,000
OTHER ASSETS                                       1,077,000            993,000
                                               $  41,371,000   $     38,761,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt              $       4,000   $         76,000
Accounts payable                                   2,340,000          1,914,000
Accrued compensation                               1,057,000          1,972,000
Accrued expenses                                   2,465,000          2,928,000
Income taxes payable                                 438,000            212,000
     TOTAL CURRENT LIABILITIES                     6,304,000          7,102,000
LONG-TERM DEBT                                         3,000              3,000
OTHER NON-CURRENT LIABILITIES                      3,033,000          3,272,000

SHAREHOLDERS' EQUITY:
Undesignated stock, authorized 5,000,000 shares        - - -              - - -
Common stock, par value $.01, authorized
 25,000,000 shares; issued and outstanding
 16,503,457 and 16,363,477 shares, respectively      165,000            164,000
Additional paid-in capital                        18,315,000         17,940,000
Foreign currency translation adjustment             (144,000)          (151,000)
Retained earnings                                 13,695,000         10,431,000
     TOTAL SHAREHOLDERS' EQUITY                   32,031,000         28,384,000
                                               $  41,371,000   $     38,761,000

    The accompanying notes are an integral part of the consolidated financial statements.

                               INCSTAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                      Sept. 27,       Sept. 29,
                                                        1996            1995
OPERATING ACTIVITIES:
 Net income                                    $      3,264,000  $     2,718,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization                        2,143,000        2,183,000
 Payment for unusual items                             (475,000)        (975,000)
 Provision for retirement plans                         206,000          204,000
 Provision for deferred taxes                          (426,000)              ---
 Changes in operating assets and liabilities:
 Accounts receivable                                    159,000       (1,221,000)
 Other receivables                                       (2,000)         113,000
 Inventories                                           (846,000)        (722,000)
 Other current assets                                    28,000           94,000
 Accounts payable                                       426,000          480,000
 Accrued compensation                                  (915,000)         124,000
 Accrued expenses                                      (159,000)         714,000
 Income tax payable                                     345,000          514,000
 Other, net                                               7,000          (21,000)
 Net cash provided by operating activities            3,755,000        4,205,000

INVESTING ACTIVITIES:
 Additions to property and equipment, net            (1,762,000)        (835,000)
 Payments for intellectual property and                (394,000)         (51,000)
  purchased technology
 (Increase) decrease in other assets                    (89,000)          54,000
 Net cash used in investing activities               (2,245,000)        (832,000)

FINANCING ACTIVITIES:
 Net decrease in cash overdraft                             ---         (534,000)
 Payments on long-term debt                             (72,000)      (3,044,000)
 Issuance of common stock                               256,000           60,000
 Net cash provided by (used in) financing               184,000       (3,518,000)
  activities
 NET INCREASE (DECREASE) IN CASH AND CASH             1,694,000         (145,000)
  EQUIVALENTS
 Cash and cash equivalents at beginning of              460,000          153,000
  period
 Cash and cash equivalents at end of period    $      2,154,000  $         8,000

    The accompanying notes are an integral part of the consolidated financial statements.

                               INCSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The consolidated balance sheet as of September 27, 1996 and the related consolidated statements of income and cash flows for the nine month periods ended September 27, 1996 and September 29, 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company's 1995 Form 10K.


NOTE 2 _ INVENTORIES

Inventories consist of the following:
                                                  Sept. 27,      December 31,
                                                     1996            1995
Raw materials                                   $  2,199,000     $  2,281,000
Work in progress                                   9,703,000        9,421,000
Finished goods                                     2,389,000        1,743,000
                                                $ 14,291,000     $ 13,445,000

NOTE 3 _ INTANGIBLE ASSETS

Intangible assets consist of the following:
                                                  Sept. 27,      December 31,
                                                    1996             1995
Patents                                           $   717,000    $    717,000
Trademarks                                             17,000          17,000
Goodwill                                              619,000         619,000
Intellectual property and purchased technology      1,128,000         734,000
Product distribution rights                         2,700,000       2,700,000
                                                    5,181,000       4,787,000
Less accumulated amortization                      (4,254,000)     (3,682,000)
                                                  $   927,000     $ 1,105,000

NOTE 4_ UNUSUAL ITEMS AND INVENTORY VALUATION ADJUSTMENTS

     In December, 1994 the Company recorded a $750,000 charge related to the write down of excess inventories and a $2,450,000 unusual charge related to the termination of certain distribution and supply agreements ($540,000) as well as severance and other costs related to senior management changes ($1,910,000). The amount remaining to be paid at September 27, 1996, exclusive of amounts included in Note 6, Executive Retirement Plans, is $174,000 and is included in Accrued expenses.


NOTE 5 _ LONG-TERM DEBT, LEASE AND ROYALTY COMMITMENTS

Long-term debt consists of the following:
                                                Sept. 27,       December 31,
                                                  1996              1995
Capitalized lease obligations, 8.0%, due      $     - - -       $     72,000
through 1996
Other                                               7,000              7,000
                                                    7,000             79,000
      Less current portion                         (4,000)           (76,000)
      Total long-term debt                    $     3,000       $      3,000

       The Company has a revolving line of credit from a bank which provides for maximum borrowings of $1,000,000 through January 31, 1997 at the prime interest rate or LIBOR plus 2.50% and is secured by accounts receivable. In addition, the Company has a $4,500,000 revolving line of credit with Fiat Finance U.S.A., Inc. through April 29, 1997.

        The Company is obligated to make royalty payments under several distribution and licensing agreements. The majority of these agreements call for payments based on a percentage of sales and contain no minimum royalty clause. Royalty expense under these agreements was $281,000 and $504,000 for the quarters ended September 27, 1996 and September 29, 1995, respectively, and $1,157,000 and $1,181,000 for the nine month periods ended September 27, 1996 and September 29, 1995, respectively.


NOTE 6 _ EXECUTIVE RETIREMENT PLANS

      The Company has individual retirement agreements with certain executive officers which are intended to provide continued compensation to such officers or their respective beneficiaries upon retirement from the Company. The benefits and terms under these arrangements vary depending upon the officer's position within the Company. In connection with these plans, included in Other non-current liabilities at September 27, 1996 and December 31, 1995 are $3,273,000 and $3,136,000, respectively, representing the present value of the future liability. Also, included in Accrued expenses at September 27, 1996 and December 31, 1995 are $100,000 and $31,000, respectively, representing the current portion of this liability. The Company intends to fund this obligation through the purchase of life insurance contracts on the individual executives. Included in Other assets at September 27, 1996 and December 31, 1995 are $1,015,000 and $934,000, respectively, representing the cash surrender value of these policies.

NOTE 7 _ INCOME TAXES

      Upon the exercise of certain officer stock options during the year ended December 31, 1990, the Company was entitled to a compensation deduction allowable for income tax purposes. No compensation expense was required for financial reporting purposes because the option price on the original grant date equaled the then fair market value of the shares. Upon realization of the benefit relating to the compensation deduction for tax purposes, the benefit is credited to additional paid in capital. The Company did not recognize any credits during the quarters ended September 27, 1996 and September 29, 1995, however, it recognized credits of $119,000 and $203,000 to Additional paid in capital relating to these stock options for the nine month periods ended September 27, 1996 and September 29, 1995, respectively.


NOTE 8 _ RELATED PARTY TRANSACTIONS

     As part of the ongoing operations of the Company, various transactions were entered  into with its affiliates, Sorin Biomedica Diagnostics S.p.A.  ("Sorin")
and  its  subsidiaries  and  Fiat Finance U.S.A.,  Inc.   The  following  tables
summarize these transactions and related balances.
                                  Sorin               Fiat Finance U.S.A., Inc.
                             Nine Months Ended            Nine Months Ended
                           Sept. 27,     Sept. 29,     Sept. 27,    Sept. 29,
                              1996          1995          1996         1995
Product sales             $6,017,000    $5,627,000     $  - - -   $   - - -
Product purchases          1,817,000     1,110,000        - - -       - - -
Royalty expense              381,000       334,000        - - -       - - -
Interest expense               - - -         - - -        6,000     164,000
                            Sept. 27,    December 31,   Sept. 27,   December 31,
                               1996          1995          1996         1995
Assets
 Trade accounts           $2,431,000    $1,965,000     $  - - -   $   - - -
  receivable
 Other receivables            22,000         6,000        - - -       - - -

Liabilities
 Accounts payable         $1,210,000    $  675,000     $  - - -   $   - - -
 Accrued royalty             768,000       480,000        - - -       - - -
 Accrued interest              - - -         - - -        - - -       4,000

NOTE 9 _ SUPPLEMENTARY CASH FLOW INFORMATION

                                                         Nine Months Ended
                                                     Sept. 27,     Sept. 29,
                                                        1996          1995
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                            $   15,000    $  114,000
Income taxes, net                                    1,111,000       688,000

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUARTER ENDED SEPTEMBER 27, 1996 VS. QUARTER ENDED SEPTEMBER 29, 1995

      Sales for the quarter ended September 27, 1996 decreased 9% from $11,664,000 to $10,604,000 compared to the same period a year earlier. The primary reason for the decline is due to a reduction in sales of hepatitis products, as discussed below. In addition, sales continue to be negatively impacted by declines in the Company's RIA oncology and routine endocrinology product lines due to the continued shift in the diagnostic industry from isotopic, manual testing to non-isotopic, automated and semi-automated testing. Sales, however, were favorably impacted in the Company's bone and mineral, infectious disease and serum proteins product lines.

      Domestic sales declined 20% to $5,029,000 for the quarter ending September 27, 1996 from $6,303,000 for the same period in the prior year. The Company realized continued growth in its infectious disease segment by sales of the Company's second generation tests for Epstein Barr Virus. However, this increase was offset by a decline in the Company's hepatitis product line. One of the Company's competitor's hepatitis products had been unavailable for sale from July of last year through February, 1996. This situation resulted in sales of $1.4 million for the third quarter of 1995 compared with $300,000 during the current quarter. Domestic hepatitis sales are expected to continue to be negatively impacted during the remainder of 1996. In addition, the Company continues to experience sales erosion in its RIA oncology and routine endocrinology product offerings. As these trends are expected to continue, the Company continues to focus development efforts on automated and semi-automated tests which are non-isotopic.

      International sales increased 4% to $5,575,000 for the quarter ended September 27, 1996 from $5,361,000 for the same period in the prior year. International revenues continue to be favorably impacted in the infectious disease segment by sales of the Company's second generation tests for Epstein Barr Virus. In addition, sales were favorably impacted by increases in the Company's autoimmune, bone and mineral and serum protein product lines. Sales were negatively impacted by declines in the transplantation and routine endocrinology market segments as these markets continue to shift away from manual, isotopic testing as discussed above.

      Gross margins for the third quarter of 1996 improved to 51.7% of sales compared to 50.4% of sales for the same period in the prior year. This improvement is due in part to a change in the mix of sales, discussed above, compared to the same period a year earlier as well as efficiencies derived from a restructuring of operations in 1995. Notwithstanding this improvement, the Company's margins continue to be highly sensitive to product mix and volume changes.

     Selling, general and administrative ("SG&A") expenses increased to 30.1% of sales for the third quarter of 1996 from 27.3% of sales for the same period in the prior year, however, expenses remained flat for the quarter at $3,195,000 compared with $3,189,000 for the same period in the prior year. Sales and marketing expenditures are expected to remain relatively consistent throughout 1996.

      Research and development ("R&D") expenditures increased to $1,003,000, or 9.5% of sales, in the third quarter of 1996 from $974,000, or 8.4% of sales, for the same period in the prior year. This increase is mainly due to costs associated with new product development efforts and external costs associated with the Company's scientific networks.

      Interest expense decreased to $2,000 compared to $41,000 for the same period in the prior year. This decrease is attributable to lower average debt levels.

      Income tax expense for the quarter was $311,000, or 24% of income before taxes, compared with income tax expense of $580,000, or 35% of income before taxes, in the third quarter of 1995. The decline in the effective tax rate is due to the recognition of certain deferred tax assets. The Company expects the effective tax rate to remain at approximately 24% during the remainder of 1996.

NINE MONTHS ENDED SEPTEMBER 27, 1996 VS. NINE MONTHS ENDED SEPTEMBER 29, 1995

      Sales for the nine month period ended September 27, 1996 decreased 1% from $33,822,000 to $33,414,000 compared to the same period a year earlier. The Company experienced growth in its autoimmune, infectious disease and serum protein market segments. In addition, sales were favorably impacted by sales of the Company's hepatitis assays, as discussed below. Sales continue to be negatively impacted by declines in the Company's RIA oncology, routine endocrinology and transplantation market segments due to the continued shift in the diagnostic industry from isotopic, manual testing to non-isotopic, automated and semi-automated testing. As these trends are expected to continue, the Company continues to focus development efforts on automated and semi-automated tests which are non-isotopic. Future sales levels will be highly dependent upon the success of these efforts.

      Domestic sales decreased 4% to $16,759,000 for the nine month period ended September 27, 1996 from $17,506,000 for the same period in the prior year. As discussed above, through February, 1996, the Company experienced an increase in demand for one of its hepatitis assays due to a competitor's kit becoming unavailable to the market in July 1995. The competitor reentered the market place in late February. Since that time, the Company has experienced a decline of these product sales from their levels during the second half of 1995. This opportunity resulted in approximately $2.0 million in sales during the first nine months of 1996 compared to $1.4 million in sales for the same period in the prior year. In addition, the Company realized growth in its Theratest trademark product line and infectious disease and serum protein market segments. However, as discussed above, offsetting these increases were continuing declines in the Company's RIA oncology, routine endocrinology and transplantation marker product offerings.

      International sales increased 2% to $16,655,000 for the nine month period ended September 27, 1996 compared to $16,316,000 for the same period in the prior year. International revenues continue to be favorably impacted in the infectious disease segment by sales of the Company's second generation tests for Epstein Barr Virus. In addition, sales were favorable impacted by sales in the Company's autoimmune, bone and mineral and serum protein market segments. Sales were negatively impacted, however, in the routine endocrinology and transplantation segments.

      Gross margins for the first nine months of 1996 improved to 51.1% of sales compared to 48.3% of sales for the same period in the prior year. This improvement is due in part to a change in the mix of sales compared to the same period a year earlier as well as efficiencies derived from a restructuring of operations in the second quarter of 1995. Notwithstanding this improvement, the Company's margins continue to be highly sensitive to product mix and volume changes.

      SG&A expenses increased to $9,812,000, or 29% of sales, in the first nine months of 1996 from $9,304,000, or 28% of sales, for the same period in the prior year. The increase in expenditures is due to costs associated with the introduction of new products. These expenses, as a percentage of sales, are expected to remain relatively consistent throughout 1996.

      R&D expenditures increased 9% to $3,010,000 in the first nine months of 1996 from $2,762,000 for the same period in the prior year and increased as a percentage of sales to 9% compared to 8% in the prior year. This increase is primarily due to increased emphasis on new product development, including the establishment of scientific advisory panels for the Company's autoimmune and bone and mineral metabolism segments. These panels are intended to enhance and strengthen the Company's ties with the scientific community.

      Interest expense decreased to $15,000 compared to $181,000 for the same period in the prior year. This decrease is attributable to lower average debt levels.

      Income tax expense for the nine months ended September 27, 1996 was $1,031,000, or 24% of income before taxes, compared with income tax expense of $1,369,000, or 33% of income before taxes, for the same period in 1995. The decline in the effective tax rate is due to the recognition of certain deferred tax assets. The Company expects the effective tax rate to remain at approximately 24% during the remainder of 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operating cash flow in the first nine months of 1996 was $3,755,000 and $4,205,000 for the same period in the prior year. Free cash flow (operating cash flow less investment activities) decreased to $1,510,000 in the first nine months of 1996 from $3,373,000 in the comparable period of the prior year. This decrease is attributable to increased capital spending associated with instrumentation, manufacturing improvements and computer upgrades as well as spending associated with the purchase of intellectual property. Net working capital increased to $18,252,000 at September 27, 1996 from $14,947,000 at December 31, 1995.

      At September 27, 1996, the Company's primary sources of liquidity are a $1 million revolving bank credit line secured by Company assets and a $4.5 million unsecured credit line with Fiat Finance U.S.A., Inc. At September 27, 1996, the Company had no outstanding borrowings under these credit lines. The Company believes that its operating cash flow and existing credit lines will provide ample sources of liquidity for all planned capital expenditures and research and development activities. Capital spending for the remainder of 1996 is anticipated to be approximately $800,000, primarily for manufacturing improvements and laboratory equipment.

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

     11   Computation of Net Income per Common Share

     27   Financial Data Schedule

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 27, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INCSTAR CORPORATION
                                             (Registrant)



Date:       11/11/96                /S/John J. Booth
                                    President (Principal Executive Officer)


Date:       11/11/96                /S/Thomas P. Maun
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)