Form 10-K405
period 1996-12-31
INCSTAR CORP
filed 1997-03-31
CIK 216184

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 1-9800
                                     OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                                   None.


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
                     SECURITIES EXCHANGE ACT OF 1934:
Common Stock, $.01 Par Value
      Per Share


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days, Yes  X   No    .

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K, [ X ].

 The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 27, 1996 was approximately $47,736,000.

 The number of shares of the Registrant's Common Stock outstanding on March 27, 1997 was 16,505,457.

                                  PART I.
ITEM 1. BUSINESS

GENERAL

      INCSTAR Corporation and its subsidiaries (the "Company" and "INCSTAR") develop, manufacture, and market test kits and related products used by major hospitals, clinical reference laboratories and researchers involved in diagnosing and treating immunological conditions. Since
December 1989, the Company has been majority-owned by BioFin Holding International B.V. ("BFHI"), a subsidiary of Sorin Biomedica Diagnostics S.p.A. (Sorin) which is an Italian affiliate of Fiat, Inc. The Company was incorporated in Minnesota in 1975 under the name of Immuno Nuclear Corporation. The Company's principal executive offices are located at 1990 Industrial Boulevard, Stillwater, Minnesota, 55082.

      On March 10, 1997, INCSTAR and the other parties to the Merger executed the Agreement and Plan of Merger (the "Merger Agreement"), among American Standard Inc., a Delaware corporation ("ASI"), American Standard Medical Systems, Inc., a Delaware corporation and a wholly owned subsidiary of ASI ("ASM"), ISTR Merger Corporation, a Minnesota corporation and a wholly owned subsidiary of ASM ("Mergeco"), and INCSTAR, pursuant to which each share of INCSTAR Common Stock issued and outstanding immediately prior to the time when the Merger becomes effective, other than shares of Common Stock with respect to which dissenters' rights have been properly exercised, will be converted into and become the right to receive $6.32 per share in cash. Pursuant to the Merger, Mergeco will merge with and into INCSTAR, with INCSTAR as the surviving corporation (the "Merger"). Consummation of the Merger is subject to the affirmative vote of a majority of shareholders entitled to vote at a special meeting of the shareholders of INCSTAR scheduled to be held in May 1997.

      The Merger Agreement has been signed concurrently with the signing of the Agreement, dated March 10, 1997, by and among Sorin Biomedica
S.p.A., an Italian corporation, Sienna Biotech International Inc., a Delaware corporation ("Sienna"), and ASI (the "European Agreement"). The European Agreement provides for the sale to Sienna and ASI by Sorin of such assets, as defined in the European Agreement, associated with Sorin's European Diagnostics Division.

      Under to the Merger Agreement the consummation of transactions under the European Agreement is a condition to the closing of the Merger Agreement.

      It is currently anticipated that the Merger will be effected prior to June 30, 1997.

PRODUCTS

       The Company currently markets, develops and manufactures individual test reagents and test kits, using primarily radioimmunoassay ("RIA"), enzyme immunoassay ("EIA"), immunoturbidimetric assay ("ITA") and immunofluorescent assay ("IFA") technologies for clinical diagnostic and medical research purposes. The Company also produces and markets histochemical antisera and natural and synthetic peptides also used in clinical diagnostic and medical research. The Company's product focus is on diagnostic tests for autoimmune, infectious disease, endocrinology and bone and mineral metabolism product segments, utilizing a variety of technologies. The immunodiagnostic market is shifting away from manual testing to automated or semi-automated testing in an effort to reduce laboratory costs involved in processing medical diagnostic tests. As a result, the research and development activities of the Company are mainly focused on developing non-isotopic tests that can be run on open instrument systems that are either currently in the customers labs, or can be placed there in a cost effective manner.

      DIAGNOSTIC AND RESEARCH KITS. The Company believes that it is one of the largest producers of RIA products in the world. The total RIA market, however, has been significantly decreasing in recent years due to two factors: (1) isotopic technologies such as RIA are not easily convertible to automated instrument testing systems and (2) disposal issues relative to radioactive materials. Current trends in the immunodiagnostic market are to employ technologies such as EIA, which require less labor to process test results. Consequently, the challenge facing the Company is, and will continue to be, to develop products that are non-isotopic and amiable to semi and fully automated assay systems. Although the current trend in the domestic market, and to a lesser degree in the international market, is away from manual, RIA testing, the Company feels that its' strengths in RIA manufacturing and marketing will allow it to maintain or grow its share of this declining market. The Company believes that in the near-term its RIA products will provide it with the capital resources necessary to pursue new research and development activities.

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

        The Company currently markets approximately 80 RIA products, primarily used in the analysis of endocrine, neuroendocrine, bone and mineral metabolism, therapeutic drug monitoring and thyroid function. The majority of thyroid function testing products are marketed under the Clinical Assays trademark product line that the Company, together with
Sorin, acquired in 1990 from Baxter International Inc. ("Baxter"). Each RIA kit contains the following: an antiserum consisting of primary antibodies and, in most cases, a reagent used to precipitate the primary antigen antibody complex; a radioactively-labeled antigen to act as tracer; a non-radioactive or cold antigen to act as test calibrators; and a protocol booklet that provides specific test instructions. The tracers in the RIA kits have shelf lives of six to twelve weeks depending on the product. The process of RIA testing requires the use of skilled labor in diagnostic laboratories.

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

       The Company also markets approximately 20 products based on IFA technology for infectious disease and autoimmune disorders. The kits based on IFA technology are employed in sophisticated diagnostic laboratories for antibody detection and semi-quantitation in infectious disease and autoimmune disorders. Patient serum samples are incubated on microscope slides containing prepared antigen substrate, for example, virus-infected mammalian cells. The antibody, if present, will bind to the antigen. After a saline rinse, which removes unbound serum, the microscope slide is reacted with a fluorescein conjugate that binds to antigen-antibody complexes, which formed during initial incubation. Following a saline rinse, the slides are viewed under a fluorescence microscope and examined for fluorescent staining on the specific antigen sites. Immunofluorescence kits provide prepared multi-sample slides, positive and negative reference serum controls, fluorescein conjugate, buffered saline and mounting medium as ready-to-use stabilized reagents. The Company's infectious disease IFA assays include Toxoplasmosis, Cytomegalovirus, Herpes and a confirmatory test for syphilis. The autoimmune product offerings incorporate a broad range of kits and components intended for detection of antinuclear antibodies and anti-native DNA antibodies (useful in systemic lupus erythematosus testing), antimitochondrial antibody testing and antithyroid antibodies intended for diagnosis of primary biliary cirrhosis and Grave's disease, respectively.

       In addition to the distribution of those products that the Company develops and manufactures, the Company is the exclusive distributor in the United States and Canada of certain of Sorin's hepatitis in vitro diagnostic products. Sorin has developed RIA and EIA hepatitis tests that are used worldwide in the diagnosis of Hepatitis A and Hepatitis B.

      SERUM PROTEIN MEASUREMENT. The Company currently markets 23 ITA kits for the assessment of specific human serum proteins. Sold under the trade name "SPQ Test System," the tests are designed for use on common automated clinical chemistry analyzers. The ITA kits are utilized on a large number of different automated analyzers. Consequently, the development of new instrument-specific applications is required on an ongoing basis. Each assay is based on the principle of immunoturbidimetric or immunonephelometric measurement of antigen-antibody complexes. These antigen-antibody complexes are formed when patient samples are combined with the specific antibody of the test kit. As a part of the SPQ Test System, specific human protein controls, patient sample diluents and specific antibodies are provided as separate products. ITA technology offers the clinical laboratory the advantages of superior speed, precision and automation. Included in the ITA product line are specific assays for Apolipoprotein A-1, Apolipoprotein B and Lipoprotein(a), which are useful in cardiac risk assessment. The remaining ITA assays in the SPQ Test System are used in the assessment of immunological disorders, nutritional status, acute response and kidney failure.

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

       HISTOCHEMICAL ANTISERA. Unlike RIA, ITA and EIA methods, which are used to analyze fluid samples taken from the human body, histochemical antisera are utilized in an in vitro procedure to determine the presence of hormones or peptides in body tissue. A histochemical antiserum is used as a binding reagent for a specific hormone or peptide. Once binding has occurred, the presence of the hormone or peptide is determined by fluorescent or enzyme staining procedures performed on the tissue specimen. The Company's histochemical products are used in clinical diagnoses and
medical  research,  frequently  in  conjunction  with  RIA,  ITA   or   EIA
technologies.

RECENT DEVELOPMENTS

      During the fourth quarter of 1996 the Company announced its receipt of Food and Drug Administration ("FDA") approval for its second generation tests for the detection of the infectious diseases, rubella, cytomegalovirus ("CMV") and herpes simplex. These products have been marketed in Europe for several years through the Company's affiliate and have been widely accepted as the gold standard in the industry, offering high sensitivity and ease of use.

      Also during the fourth quarter, the Company received FDA approval for its 25-OH-D RIA assay, the first test method on the market to be cleared by the FDA for the detection of 25-Hydroxyvitamin D in the bloodstream. This detection is becoming an increasingly important tool to determine levels of vitamin D, which is necessary for the body's metabolism of calcium.

      During the second quarter of 1995 the Company announced the completion of the manufacturing transfer of its TheraTest1 trademark product line of diagnostic assays to its Stillwater facility. INCSTAR acquired this FDA-cleared EIA panel of autoimmune diagnostic assays in May 1994 from TheraTest Laboratories, Inc. of Chicago. The TheraTest products are used as a confirmatory test for the diagnosis of rheumatoid arthritis and other connective tissue diseases such as systemic lupus erythematosus and scleroderma. The TheraTest products are also an extension of the Company's existing immunofluorescence autoimmunity product line and complement the Company's EIA product offerings.

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

      The Company launched two autoimmune products in the international market during the second quarter of 1995, a quantitative thyroid receptor autoantibodies assay, which is used for the diagnosis of Grave's disease and the complement activation enzyme assay ("CAE") which provides general information about the immune system in disease states such as rheumatic and rare connective tissue disorders as well as tissue injury. The Company received 510(k) clearance from the FDA in the fourth quarter of 1995 for its CAE kit.

      During the third quarter of 1995 the Company launched worldwide its second generation Parathyroid Hormone-related Protein ("PTHrP") assay. PTHrP is the agent responsible for the condition of humoral hypercalcemia of malignancy. This is a condition in which serum calcium is increased to potentially life threatening levels. This assay provides customers with a superior product that has significantly improved sensitivity and better definition of the protein under investigation than the first generation product. This product is being distributed as a "research use only" product in the US and is targeted to the clinical research market. Internationally, the Company is pursuing registration in several European countries as well as Japan.

      During the third quarter of 1995, the Company experienced an increase in demand for one of its hepatitis assays due to a competitor's kit becoming unavailable to the market. This opportunity resulted in approximately $2.9 million in sales during 1995. The competitor re-entered the marketplace during the first quarter of 1996. Sales of this assay were approximately $2.2 million during 1996. While a portion of these sales has been maintained since the competitor re-entered the market, the impact on future sales is uncertain at this time.

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

       The Company also utilizes foreign distributors in conjunction with a subsidiary in the United Kingdom to market its products abroad. Since 1989 Sorin has been the distributor for many of the Company's products in Italy, Spain, Portugal, Germany and the Benelux countries. As part of the 1990 acquisition from Baxter, the Company manufactures and sells to Sorin the Clinical Assays products for distribution in the above mentioned countries and France. Pursuant to these arrangements, the Company recorded sales to Sorin of $7,965,000 for the year ended December 31, 1996, which comprised 18% of total sales. Other transactions entered into with Sorin and its subsidiaries are set forth in Note 6 of the Company's consolidated financial statements contained elsewhere herein. Other than Sorin, the Company is not dependent on any single customer for more than 15% of its business.

       The Company's international sales constitute 50% of sales for the year ended December 31, 1996; 48% of sales for the year ended December 31, 1995 and 50% of sales for the year ended December 31, 1994.

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

                                                       Percent of
                                         Amount        Net Sales

     Year ended December 31, 1996    $4,163,000           9.4%
     Year ended December 31, 1995    $3,748,000           8.2%
     Year ended December 31, 1994    $5,069,000          11.9%

        The reduction in research spending in 1995 from the level in 1994, resulted primarily from the discontinuance of a development program discussed in Note 2 of the financial statements contained elsewhere herein.
      The Company has established scientific advisory panels for its autoimmune and bone and mineral metabolism product lines. In addition, the Company intends to establish a third scientific panel in its infectious disease segment. These panels are overseen by a scientific advisory board. Prior to his death in March 1997, the scientific advisory board was led by Dr. Pierre M. Galletti, the Company's Chairman of the Board. Also, Dr. Michael Steffes, a director of the Company, is a member of the Scientific Advisory Board.

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

       As a result of strategic alliances and acquisitions over the past several years, the Company has an extensive line of immunoassay and serum protein assays that are manufactured in a cost effective manner in a quality environment. The Company's products and kits consist of the components necessary to perform specific assays in consistent and reproducible fashion. Antisera are a critical component in the products which are manufactured using RIA, ITA, EIA and IFA technologies and the Company insures the quality of this raw material from its source in its Serum Protein segment of the business. In addition to these antiserums, the components of the immunoassay kits include specialized chemical reagents, reference standards and performance data required to properly calibrate test results. Raw materials used in these components meet design specifications. The Company is not dependent on any particular supplier for ongoing operations. Some raw materials critical in the production of the Company's products have extensive lead times for supply. Lack of supply of critical raw materials would have a materially adverse affect on the Company. For this reason the Company continually strives to maintain multiple sources for its most critical raw materials.


      The Company maintains quality controls for the assurance of accurate and reliable test kits and to meet FDA good manufacturing practices ("GMP"). The Company also complies with procedures mandated by the Nuclear Regulatory Commission (NRC) for the use and disposal of radioactive materials.

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

      The Company's major competition, outside the specialty product area, includes Abbott Diagnostics, Diagnostic Products Corporation, Hybritech, Ares-Serono, and CIBA Corning Diagnostic Corporation. The principle elements of competition for the Company are based upon providing quality, consistent and reliable products and services. Price is only a factor for those tests in the larger, more competitive markets. The Company intends to maintain its competitive differentiation in the market by selecting new and innovative technology approaches to both the routine and specialty market analytes. Also, the Company intends to develop and maintain quality customer relationships with health care professionals.

GOVERNMENT REGULATION

       Under the Medical Device Amendments of 1976, the Company is required to file an annual registration statement with the FDA and to provide updated device listings. The Company is also required to submit a pre-market notification submission to the FDA for each new diagnostic product. This submission may be either a 510(k), a premarket approval application, or a product license application, unless the product is being distributed for research or investigational use only. The FDA also imposes rules with respect to GMP. The Company believes it is in compliance with FDA regulations. The Company also complies with foreign government regulations, specifically for Japan, France, Germany, Canada, England and other countries where required. These requirements include adherence to GMP, device listings, premarket notifications, or product licenses where applicable. Additionally, the Company is in the process of certifying its Quality Assurance system to ISO 9000 standards and hopes to complete the registration process under this standard by the end of 1997.

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

       The Company does not believe that patent protection will be a material factor for its current product line offering, because of the Company's proprietary know-how regarding the production and development of its product lines. Going forward, the Company has filed patent applications for several new product development programs, and has also negotiated exclusive licenses to patent applications filed by outside product development collaborators. Certain other companies may have been issued or applied for patents with respect to products or technology manufactured by, or of interest to the Company. Management is unable at this time to determine the impact, if any, which any such patents may have on the Company.

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

EMPLOYEES

      As of December 31, 1996 the Company had 282 employees, including part-time employees.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are listed below:


John J. Booth                  President and Chief Executive Officer  since
                               September,  1994 and Senior  Vice  President
                               and   Chief  Financial  Officer  since  May,
                               1992, age 42. Mr. Booth joined the Company in December, 1989 as Vice President of
                               Finance and Administration and prior to that was Vice President, Controller and Secretary of CSI from October, 1989 to
                               December, 1989.

Stephen P. Gouze               Vice President of Sales and Marketing of
                               the Company since February 1997, age 45.
                               From October 1994 to February 1997, Mr.
                               Gouze was Vice President of Sales and
                               Marketing at PATHCOR, Inc., a Pathologist
                               Practice Management Company.  Prior to
                               joining PATHCOR, Mr. Gouze held a number of sales and marketing positions, with Sanofi
                               Pasteur's Diagnostics Division, most
                               recently as Director of Marketing.

Fabio Lunghi                   Executive    Vice   President   and    Chief
                               Operating  Officer  of  the  Company   since
                               September, 1994, age 52. Prior to joining the Company, from 1986 to 1994 Mr. Lunghi was Vice President and General Manager of the radiopharmaceutical business unit at
                               Sorin Biomedica, S.p.A.

Gerald L. Majewski, Ph.D.      Vice  President of Research and  Development
                               since  October  1992,  age  47.   Prior   to
                               joining  the Company, from 1983 to 1992  Dr.
                               Majewski  held  a  variety of  positions  at
                               Fisher            Scientific/Instrumentation
                               Laboratory,  most recently  as  Director  of
                               Research     and    Development,    Reagents
                               Development from 1989 to 1992.

Thomas P. Maun                 Vice  President and Chief Financial  Officer
                               of  the  Company since September,  1994  and
                               Director  of  Finance since  January,  1990,
                               age  43.   Mr.  Maun joined the  Company  in
                               1987 as Corporate Controller.

George E. Wellock              Vice  President  of  Manufacturing  of   the
                               Company since March     1991, age 47.   From
                               June 1988 to March 1991, Mr. Wellock     was
                               Vice  President of Operations of Baxter Dade
                               in  Cambridge,   Massachusetts, a subsidiary
                               of    Baxter   International.    From   June
                               1984   to   June   1988,   he   served    as
                               Manufacturing  Manager  for         Travenol
                               Genentech Diagnostics and Baxter Dade.

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

ITEM 3. LEGAL PROCEEDINGS

      The Company is engaged in ordinary routine litigation incident to its business, which management believes will not have an adverse effect upon its operations or consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The Company's Common Stock is currently traded on the Nasdaq National Market under the symbol "ISTR". As of December 31, 1996, there were approximately 1,134 shareholders of record holding 16,505,457 shares. The following table sets forth for the calendar quarters indicated the high and low sales prices as reported by the American Stock Exchange for the periods prior to May 28, 1996 and by the Nasdaq National Market for the periods thereafter.

                                         High        Low
          1995
             First Quarter            $ 2 3/4     $ 1 1/2
             Second Quarter             3 3/4       2 1/2
             Third Quarter              5 5/16      2 7/8
             Fourth Quarter             5           3 3/4

          1996
             First Quarter              6 1/4       4
             Second Quarter             6 3/4       4 1/4
             Third Quarter              5 5/8       3 5/8
             Fourth Quarter             4 7/8       2 5/8

DIVIDENDS. The Company did not pay cash dividends on its common stock during 1995 or 1996. It is not currently anticipated that cash dividends will be paid in the future on the Company's Common Stock. The Board of Directors of the Company will review its dividend policy from time to time. Any future determination as to the payment of dividends on the Company's Common Stock will depend upon future earnings, results of operations, capital requirements, the financial condition of the Company and any other factors the Board of Directors of the Company may consider relevant.

ITEM 6. SELECTED FINANCIAL DATA

       Set forth below is selected consolidated historical financial information of the Company derived from the audited consolidated financial statements of the Company for the fiscal years ended December 31, 1996, 1995, 1994, 1993 and 1992.

SUMMARY OPERATIONS STATEMENT
                                                 Year Ended
                                                 December 31,

                        1996         1995          1994             1993             1992
Domestic sales        $22,017,000  $23,832,000   $21,282,000      $23,321,000     $24,712,000
International sales    22,287,000   21,928,000    21,221,000       19,967,000      21,272,000
Net sales              44,304,000   45,760,000    42,503,000       43,288,000      45,984,000
Cost of goods sold     21,599,000   23,271,000    22,039,000       23,007,000      22,052,000
Inventory valuation
adjustment                    ---          ---       750,000 (a)          ---             ---
Gross profit           22,705,000   22,489,000    19,714,000       20,281,000      23,932,000
Operating expenses:
Selling, general and
administrative         13,206,000   12,592,000    12,853,000       12,761,000      13,621,000
Research and
development             4,163,000    3,748,000     5,069,000        5,719,000       3,277,000
Unusual items                 ---          ---     5,750,000 (a)      750,000 (a)         ---
Total operating
expenses               17,369,000   16,340,000    23,672,000       19,230,000      16,898,000
Operating income(loss)  5,336,000    6,149,000    (3,958,000)       1,051,000       7,034,000
Interest income
 (expense), net            96,000     (348,000)     (365,000)        (472,000)       (656,000)
Investment and other
 income (expense)         (21,000)      33,000        11,000          (42,000)         73,000

INCOME (LOSS) BEFORE
INCOME TAXES            5,411,000    5,834,000    (4,312,000)          537,000      6,451,000
Provision for income
 taxes                  1,299,000    1,571,000       193,000           284,000      1,577,000

NET INCOME (LOSS)     $ 4,112,000  $ 4,263,000  $ (4,505,000)      $   253,000    $ 4,874,000

NET INCOME (LOSS)
PER SHARE             $       .25  $      0.26  $      (0.28)      $      0.02    $      0.30
Weighted average
shares and equivalents 16,661,367   16,491,501    16,322,301        16,432,883     16,337,857

BALANCE SHEET INFORMATION                       December 31,

                         1996         1995         1994              1993            1992
Total assets          $41,958,000  $38,761,000   $38,154,000      $43,426,000     $45,069,000
Working capital        19,189,000   14,947,000    13,873,000       14,555,000      13,863,000
Long-term debt                ---        3,000     4,143,000        6,501,000       8,167,000
Shareholders' equity   33,141,000   28,384,000    23,889,000       28,240,000      27,277,000
Book value per share         1.99         1.72          1.46             1.73            1.69

Note 1.For information with respect to dividends, see Item 5 above.

(a) Relates to the write off of certain tangible and intangible costs, severance and related costs and inventory write downs as discussed in Note 2 to the consolidated financial statements contained elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
      Sales in 1996 were $44,304,000, a 3 percent decrease from $45,760,000 in 1995. 1995 and 1996 results included sales from a single test that resulted from a competitor's product becoming unavailable to the market from June 1995 until March 1996. In the absence of this development, 1995 and 1996 total sales would have remained relatively unchanged. 1995 sales were 8 percent above 1994 sales of $42,503,000. This increase was due primarily to sales from the Company's hepatitis assays, as previously discussed, combined with sales from new products introduced during 1995 and the latter part of 1994 in the Company's autoimmune disease, bone and mineral metabolism and infectious disease market segments. Increased sales were partially offset by declines in the Company's oncology and endocrinology market segments due to the continued shift in the diagnostic industry from isotopic, manual testing to non-isotopic, automated and semi-automated testing.

      Domestic  sales  decreased 8% from $23,832,000 to   $22,017,000.   As
discussed above, through February 1996, the Company experienced an increase in demand for one of its hepatitis assays due to a competitor's kit becoming unavailable to the market in June 1995. Since the competitor's re-entry during the first quarter of 1996, the Company has experienced a decline of these product sales from their levels during the second half of
1995.   This  opportunity resulted in approximately $2.2 million  and  $2.9 million in sales during 1996 and 1995, respectively. In addition, domestic sales have continued to be negatively impacted by declines in the Company's oncology and endocrinology market segments, as discussed above. Partially offsetting these declines were continued increases in the autoimmune disease market segment, increases in the Company's serum protein market segment and increases in the Company's Vitamin D assays, which are part of the bone and mineral metabolism market segment. 1995 sales increased 12% from $21,282,000 in 1994 due primarily to the increase in sales from the hepatitis assay described above, as well as increases in the autoimmunity segment offset with declines in the endocrinology and oncology market segments.

      1996 international sales increased 2% to $22,287,000 compared with 1995 sales of $21,928,000. 1995 sales increased 3% from 1994 sales of $21,221,000. Sales were favorably impacted in 1996 and 1995 due primarily to the introduction of second generation Epstein Barr Virus diagnostic kits during 1995. Sales were negatively impacted in both years due to the continued declines in the routine endocrinology and transplantation segments.

      Gross  margins  were  51 percent of sales in 1996  compared  with  49 percent  of  sales  in  1995 and 46 percent in 1994. The  decline  in  1994 margins is attributable to the $750,000 charge for excess inventories as discussed in Note 2 of the Company's consolidated financial statements contained elsewhere herein. Exclusive of the inventory write down, gross margins were 48 percent of sales in 1994. Gross margins have improved during the last two years due to improved product mix as well as efficiencies derived from an operational restructuring. Notwithstanding this improvement, the Company's margins continue to be highly sensitive to product mix and volume changes.

      The Company's ratio of selling, general and administrative expenses to sales was 30 percent in 1996, 28 percent in 1995 and 30 percent in 1994. These expenses, as a percentage of sales, are expected to remain relatively consistent with 1996.

      Research and development expenses were $4,163,000 in 1996, compared with $3,748,000 in 1995 and $5,069,000 in 1994. The increase in 1996 is primarily due to increased emphasis on new product development, including the establishment of scientific advisory panels for the Company's autoimmune and bone and mineral metabolism segments. These panels are intended to strengthen the Company's ties with the scientific community. The decrease in 1995 spending compared with 1994 levels is attributable to the discontinuance during 1994 of the Fluorescence Polarization Immunoassay ("FPIA") development project as discussed in Note 2 of the Company's consolidated financial statements contained elsewhere herein. Exclusive of FPIA, these expenses represent 9 percent, 8 percent and 9 percent of sales in 1996, 1995 and 1994, respectively. Research and development expenses are projected to increase slightly due to the Company's increased emphasis on new development activities and increased scientific panel activity.

      Interest income net of expense was $96,000 in 1996 compared with interest expense of $348,000 in 1995 and $365,000 in 1994. The interest income was attributable to the elimination of all long term debt during 1995 and higher average cash balances in 1996. 1995 expense includes interest on certain tax obligations.

      Income tax expense was 24 percent of income before taxes or $1,299,000, compared with 27 percent or $1,571,000 in 1995 and $193,000 in
1994. The decline in the effective tax rate is due to the recognition of certain deferred tax assets during 1996. The tax expense in 1994 related primarily to book reserves and liabilities not deductible for tax purposes until paid. The effective rate is expected to remain relatively consistent with 1996.

      Net income in 1996 was $4,112,000, or 25 cents per share, compared with a net income of $4,263,000, or 26 cents per share, in 1995 and net loss of $4,505,000, or 28 cents per share, in 1994. The 1994 loss results from $6.5 million in charges, as discussed in Note 2 to the Company's consolidated financial statements contained elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

      INCSTAR's free cash flow (operating cash flow less investment activities) was $905,000 in 1996, compared to $5,190,000 in 1995 and $3,118,000 in 1994. This decrease is attributable to increased capital spending associated with instrumentation, manufacturing improvements and computer upgrades as well as spending associated with the purchase of intellectual property and purchased technology. The Company's ratio of total debt to total capital was 16 percent in 1994.

      Working capital increased to $19,189,000 at year-end 1996, from $14,947,000 at the end of 1995, resulting from increased cash levels and higher inventory balances combined with lower accrued compensation due to timing of payroll disbursements.

      Capital expenditures for 1996 were $2,645,000, compared with $1,557,000 in 1995 and $923,000 in 1994. For 1997, capital expenditures are  expected  to  be  approximately $3.8  million,  primarily  for  a  new enterprise resource planning system, manufacturing improvements and instrumentation.

      The Company's primary sources of liquidity are a $1 million revolving bank credit line secured by Company assets and a $4.0 million unsecured credit line with Fiat Finance N.A., Inc. (Fiat). At year-end, the Company had no outstanding borrowings under these credit lines. The Company anticipates that the generation of free cash flow and the resources available within the Fiat Group will provide sufficient sources of liquidity for planned capital and research and development expenditures.

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

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Name                          Age Position

 John  J.  Booth                  42  President, Chief Executive  Officer,
                                       Director and Acting Chairman of the Board
 Thomas  P.  Maun                 43  Vice President and  Chief  Financial
                                       Officer
 Fabio  Lunghi                    54  Executive Vice  President  and  Chief
                                       Operating Officer
 Stephen P. Gouze                 47  Vice President of Sales and Marketing
 Gerald  L.  Majewski,  Ph.D.     49  Vice  President  of  Research   and
                                       Development
 George E. Wellock                49  Vice President of Manufacturing
 Ennio Denti                      64  Director
 George H. Dixon                  76  Director
 Franco Fornasari                 46  Director
 Ezio Garibaldi                   59  Director
 D. Ross Hamilton                 59  Director
 Umberto Rosa                     63  Director
 Michael W. Steffes, M.D., Ph.D.  53  Director
 Carlo Vanoli                     47  Director

      JOHN J. BOOTH was appointed Acting Chairman of the Board on March 8, 1997, following the death of Pierre M. Galletti, M.D., Ph.D., who had been the Chairman of the Board of the Company since March 1995. Mr. Booth has been President, Chief Executive Officer, and a director of the Company since September 1994, Senior Vice President and Chief Financial Officer from May 1992 to September 1994, and Vice President of Finance and Administration from 1989 to 1992. Mr. Booth was Vice President, Controller and Secretary of Clinical Sciences, Inc. ("CSI") prior to joining the Company in 1989.

      THOMAS P. MAUN has been Vice President and Chief Financial Officer of the Company since September, 1994 and Director of Finance since January, 1990. Mr. Maun joined the Company in 1987 as Corporate Controller.

      FABIO LUNGHI has been Executive Vice President and Chief Operating Officer of the Company since September, 1994. Prior to joining the Company, from 1986 to 1994, Mr. Lunghi was Vice President and General Manager of the radiopharmaceutical business unit at Sorin.

     STEPHEN P. GOUZE has been Vice President of Sales and Marketing of the Company since February 1997. From October 1994 to February 1997, Mr. Gouze was Vice President of Sales and Marketing at PATHCOR, Inc., a Pathologist Practice Management Company. Prior to joining PATHCOR, Mr. Gouze held a number of sales and marketing positions, with Sanofi Pasteur's Diagnostics Division, most recently as Director of Marketing.

      GERALD L. MAJEWSKI, PH.D. has beenVice President of Research and Development since October 1992. Prior to joining the Company, from 1983 to 1992, Dr. Majewski held a variety of positions at Fisher Scientific/Instrumentation Laboratory, most recently as Director of Research and Development, Reagents Development from 1989 to 1992.

      GEORGE E. WELLOCK has been Vice President of Manufacturing of the Company since March 1991. From June 1988 to March 1991, Mr. Wellock served as Vice President of Operations of Baxter Dade in Cambridge, Massachusetts, a subsidiary of Baxter International. From June 1984 to June 1988, he served as Manufacturing Manager for Travenol Genentech Diagnostics and Baxter Dade.

      ENNIO DENTI has been a director since December 1989. Mr. Denti was Chairman of the Company from December 1989 to September 1994. Mr. Denti is Chairman of the Board of SNIARICERCHE S.p.A., a research and development company affiliated with SNIA. Mr. Denti was General Manager of Sorin from 1990 to 1992. From 1981 to 1990, he was Vice President of External Affairs of Sorin. Mr. Denti is also a director of Conbiotec S.p.A., an affiliate of Sorin involved in research and development activities relating to medical diagnostics. Prior to December 1989, Mr. Denti was Chairman of the Board of CSI.

     GEORGE H. DIXON has been a director since February 1987. Prior to his retirement in November 1985, Mr. Dixon held various management positions with First Bank System, Inc., including Chairman and Chief Executive Officer from November 1983 to November 1985.

     FRANCO FORNASARI has been a director since May 1995. Mr. Fornasari is Executive Vice President of Fiat U.S.A., Inc. He was Vice President for International Trade at Fiat from 1990 to 1995 and has served as Secretary General of the International Advisory Board of Fiat since March 1994. From 1985 to 1990, Mr. Fornasari held a variety of positions with the World Bank organization.

     EZIO GARIBALDI has been a director since September 1994. Mr. Garibaldi has been President and Chief Executive Officer of Sorin since 1990.

     D. ROSS HAMILTON has been a director since December 1989. Mr. Hamilton was a director of CSI. He is President and a director of Hamilton Research Inc., a financial consulting firm. Mr. Hamilton is also Chairman of the Board of Altris Software, Inc., an electronic document management company. He is also a director of Luther Medical Products, Inc., a medical device company.

      UMBERTO ROSA has been a director since December 1989. Professor Rosa has been the Chief Executive Officer of SNIA since 1990. Prior to that he was Chief Executive Officer and General Manager of Sorin. Professor Rosa is also President of Biofin, a wholly owned subsidiary of Sorin, and Executive Vice President of Technobiomedica S.p.A., a biotechnology research holding company. He is also a member of the Board of Directors of Tecnogen S.p.A., a biotechnology research company, and President of SNIA Fibre S.p.A., a nylon fibers manufacturer.

      MICHAEL W. STEFFES, M.D., PH.D. has been a director since September 1984. Dr.Steffes served as the Director of Clinical Laboratories at the University of Minnesota Hospital from October 1984 to July 1992 and has been a Professor in the Department of Laboratory Medicine and Pathology at the University of Minnesota since 1981.

   CARLO VANOLI has been a director since September 1994. Mr. Vanoli has been Vice President of Corporate Development of SNIA since 1994. From 1992 to 1994, he served as President and Chief Executive Officer of Sorin Biomedical, Inc., in Irvine, California, and, from 1987 to 1992, he served as Strategic Planning Manager of merger and acquisition activities for SNIA.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth the cash and noncash compensation for each of the last three years awarded to or earned by the Chief Executive Office of the Company and the four highest paid executive officers of the Company whose salaries and other compensation earned in 1996 exceeded $100,000.

                                                                 Long-Term
                              Annual Compensation               Compensation
                                                     Securities
                                                     Underlying   All Other
Name and Principal Positions   Year   Salary  Bonus   Options   Compensation(1)

John J. Booth (2)              1996 $251,900       0        0       4,500
 President and Chief Executive 1995  226,600 116,900        0       4,500
 Officer                       1994  166,800       0   50,000       4,500

Fabio Lunghi (3)               1996  197,700       0        0           0
 Executive Vice President and  1995  187,000  77,200        0           0
 Chief Operating Officer       1994        _       _        _           _

Gerald L. Majewski             1996  160,300       0        0       4,500
 Vice President of Research    1995  153,000  63,100        0       4,500
 and Development               1994  147,900       0        0       4,500

George  E. Wellock             1996  141,600       0        0       4,500
Vice President of Operations   1995  137,700  56,800        0       4,100
                               1994  133,400       0        0       4,400

Thomas P. Maun (4)             1996  111,500       0        0       4,100
 Vice President and Chief      1995  100,000  41,300        0       3,000
 Financial Officer             1994   76,100       0   27,000       2,400
___________________
(1)Includes Company contributions under a Salary Savings Plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. In 1996, Company contributions equaled 50% of the first 6% of compensation (or the allowable IRS limit, if less) contributed by the employee.
(2)Mr. Booth began serving as the Company's Chief Executive Officer in September 1994; prior to that, he served as its Senior Vice President and Chief Financial Officer.
(3)Mr. Lunghi was named Executive Vice President and Chief Operating Officer of the Company in September 1994.
(4)Mr. Maun was named Vice President and Chief Financial Officer in September 1994; prior to that, he served as the Company's Director of Finance.

EMPLOYMENT AGREEMENTS

         The Company has a written employment agreement with Mr. Booth, the initial term of which expired in December 1993 and which provides for automatic one year extensions unless one of the parties gives notice at least 30 days prior to the expiration date that the agreement will terminate at the end of the current extension. The employment agreement includes provisions with respect to base salary level, annual cost of living increases, annual bonus and termination of employment. The employment agreement also provides that one year of Mr. Booth's base salary shall be paid to him in the event the Company terminates his employment without cause.

  RETIREMENT ARRANGEMENTS

          The Company has retirement arrangements with Mr. Booth which is intended to provide continued compensation to an individual or his respective beneficiaries upon the later of (1) an individual's retirement from the Company after attainment of 60 years of age, (2) his attainment of 60 years of age following termination of employment or (3) his death during the term of employment (each one a "triggering event"). Subject to vesting requirements (the annual benefit amounts vest at the rate of 10% per year of employment), the retirement agreement provides for the payment to the individuals or their beneficiaries of annual benefits for a period of 15 years following the occurrence of a triggering event. The amount of the benefit is adjusted annual to reflect changes in the cost of living. The annual benefit amount at December 31, 1996 for Mr. Booth was $62,800.

        The Company maintains an executive income continuation plan for the benefit of Dr. Majewski, Mr. Wellock and Mr. Maun. The plan provides payments for 15 years to such officers or their respective beneficiaries upon the later of (1) an officer's retirement from the Company after attainment of 60 years of age, (2) his attainment of 60 years of age following termination of employment or (3) his death during the term of employment. The annual retirement payment is the product of an annual benefit rate set by the Board of Directors ( in 1996) multiplied by the number of years of employment, up to a maximum of 15 years, and as adjusted to reflect cost of living changes during the payment period. An officer's rights under the plan are fully vested after 10 years of employment. As of December 31, 1996, the estimated annual retirement payment amounts were as follows: Dr. Majewski, $13,800; Mr. Wellock, $28,300 and Mr. Maun, $7,500.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information is furnished as of March 21, 1997, to indicate beneficial ownership of the Common Stock of the Company by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares, (ii) shares beneficially owned by each of the Company's directors (including shares subject to stock options that will
become   exercisable  as  a  result  of  the  Merger),  and  (iii)   shares
beneficially owned by directors and executive officers as a group.   Except
as otherwise indicated, the persons listed have sole voting and investment power over such shares.

 Amount and Nature
   of Beneficial                      Percent of
Name of Beneficial Owner          Ownership (1)(2)(3)   Outstanding Shares

  D. Ross Hamilton (4)                   198,461             1.2%
     130 East End Avenue
     New York, NY  10028
  John J. Booth dagger                   172,738              *
  George Wellock dagger                   56,000              *
  Gerald L. Majewski, Ph.D.dagger         40,000              *
  Ennio Denti                             24,035              *
     SNIARICHERCHE
     VIA Borgonuovo, 14
     20100 Milano
     Italy
  Thomas P. Maun dagger                   37,127              *
  Michael W. Steffes, M.D., Ph.D.         19,900              *
     1583 Fulham Street
     St. Paul, MN  55108
  George A. Dixon                         15,000              *
     121 Washington Avenue South, #617
     Minneapolis, MN  55401
  Umberto Rosa                            10,000              *
     SNIA BPD S.p.A.
     VIA Borgonuovo, 14
     20100 Milano
     Italy
  Fabio Lunghi dagger                      6,000              *
  Franco Fornasari                        10,000              *
     FIAT USA
     375 Park Avenue
     New York, NY  10152
  Ezio Garibaldi                          10,000              *
     Sorin Biomedica S.p.A.
     Via Crescentino
     13040 Saluggia (VC)
     Italy
  Carlo Vanoli                            10,000              *
     SNIA BPD S.p.A.
     VIA Borgonuovo, 14
     20121 Milano
     Italy
  All directors and executive
       officers as a group (13 persons)  609,261             3.7
______________
* Less than 1%

dagger INCSTAR Corporation, P.O. Box 285, Stillwater, MN  55082
(1) Includes the following shares held by wives or children: Mr. Hamilton, 27,108 shares; Mr. Booth, 2,385 shares; Mr. Maun, 1,727 shares; Dr. Steffes, 3,600 shares.
(2) Includes the following shares that could be acquired within 60 days upon exercise of outstanding options: Mr. Hamilton, 17,018 shares; Mr. Booth, 123,333 shares; Mr. Wellock, 50,000 shares; Dr. Majewski, 40,000 shares; Dr. Denti, 24,035 shares; Mr. Maun, 25,567 shares; Dr. Steffes, 10,000 shares; Mr. Dixon, 10,000 shares; Prof. Rosa, 10,000 shares; Mr. Fornasari, 3,333 shares; Mr. Garibaldi, 6,667 shares; Mr. Vanoli, 6,667 shares and all directors and executive officers as a group, 326,620 shares.
(3) Includes the following shares subject to stock options that will become exercisable as a result of the Merger: Mr. Booth, 16,667 shares; Mr. Maun, 9,333 shares; Mr. Garibaldi, 3,333 shares; Mr. Vanoli, 3,333 shares and Mr. Fornasari, 6,667 shares.
(4) Includes 51,000 shares held by R & C Partners, a partnership of which Mr. Hamilton is a general partner and 7,500 shares held by Leeds Security, Inc., a corporation of which Mr. Hamilton is principal owner.


PRINCIPAL SHAREHOLDERS

        As of March 21, 1997, Biofin holds 8,507,707 shares of Common Stock which consists of approximately 52% of the outstanding shares of Common Stock, which excludes 730,720 shares that could be acquired within 60 days upon exercise of outstanding warrants and 105,404 shares that could be acquired within 60 days upon exercise of outstanding options, which Biofin has agreed not to exercise pursuant to the European Agreement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Company has an agreement with Fiat Finance N.A., Inc., an affiliate of the Company, pursuant to which the Company may borrow up to $4,000,000 at an interest rate of LIBOR plus 1.00%. At December 31, 1996, the Company had no outstanding borrowings pursuant to the agreement.

   Pursuant to two distributorship agreements between the Company and Sorin, which provide for the distribution by the Company and Sorin of certain of each other's diagnostic products in specified areas, the Company had product sales to and product purchases from Sorin in the amounts of $7,965,000 and $2,272,000, respectively, for the year ended December 31, 1995. Pursuant to certain other product distribution agreements between the Company and Sorin, the Company accrued royalties to Sorin of $582,000 during the year ended December 31, 1995.

   Reference  is  also  made to the second through fifth  paragraphs  under
Part I, Item 1. Business, General Section, describing the Merger Agreement.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a)     List of documents filed as part of this report:

                       (1) Consolidated Statements of Operations -
                            Years Ended December 31, 1996, December 31, 1995, and December 31, 1994
                           Consolidated Balance Sheets - As of December
                            31, 1996 and 1995
                           Consolidated Statements of Cash Flows -
                            Years Ended December 31, 1996, December 31, 1995; and December 31, 1994
                           Consolidated Statements of Shareholders' Equity -
                            Years Ended December 31, 1996; December 31, 1995; and December 31, 1994
                           Consolidated Quarterly Results (unaudited)
                            for the Years Ended December 31, 1996 and 1995
                           Notes to Consolidated Financial Statements
                           Independent Auditors' Report

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

        4.2 Form of Warrant Certificate issued by the Registrant in favor of Bioengineering International B.V. (now BioFin Holding International B.V.) [incorporated by reference to Exhibit 10.11 of the Registrant's
                Registration Statement on Form S-4 (File No. 33-30785)].

        4.3     Form of Purchase Rights Agreement between
                Bioengineering International B.V. (now BioFin Holding International B.V.) and the Registrant [incorporated by reference to Exhibit 10.12 of the Registrant's
                Registration Statement on Form S-4 (File No. 33-30785)].

        10.1*   INCSTAR Corporation Stock Option Plan
                [incorporated by reference to Exhibit 10.1 of the Registrant's Report on From 10-K for the year ended December 31, 1995 (File No. 1-9800)].

        10.2* Economic Value Sharing Plan [incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 1-
                9800)].

        10.3*   Form of Executive Survivor Benefit Income
                Continuation Agreement between the Registrant and certain of its employees [incorporated by reference to Exhibit
                10.4 of the Registrant's Registration Statement on Form S-4 (File No. 33-30785)].

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

        10.6* Amendments to Employment Agreement between the Registrant and John J. Booth [incorporated by reference to Exhibit 10.8 of the Registrant's Report on Form 10-K for the year ended December 31, 1993 (File No. 1-
                9800)].

        10.7* Employment Continuation Agreement between the Registrant and Orwin L. Carter [incorporated by reference to Exhibit 10.1 of the Registrant's report on Form 10-Q for the quarter ended September 30, 1994 (File No. 1-9800)].

        10.8*   Separation Agreement between the
                Registrant and Jacques A. Bagdasarian [incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 1-
                9800)].

        10.9    Form of Scientific Advisory Board
                agreement between the Registrant and Dr. Pierre M.
                Galletti and Dr. Michael Steffes [incorporated by reference to Exhibit 10.9 of the Registrant's Report on Form 10-K for the year ended December 31, 1995 (File No. 1-
                9800)].

        10.10   Consulting Agreement between the
                Registrant and Dr. Michael Steffes [incorporated by reference to Exhibit 10.10 of the Registrant's Report on Form 10-K for the year ended December 31, 1995 (File No. 1-
                9800)].


        10.11 Form of Distributorship Agreement between the Registrant and Sorin Biomedica S.p.A., without exhibits or schedules [incorporated by reference to
                Exhibit 10.15 of the Registrant's Registration Statement on Form S-4 (File No. 33-30785)].

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

        10.17.1 Letter agreements dated August 3, 1992 and
                February 19, 1993 amending the product distribution agreement filed as Exhibit 10.15 [incorporated by reference to Exhibit 10.14.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1993 (File No. 1-
                9800)].

        10.18   Revolving Credit, Security and Note
                Agreement, with exhibits thereto, dated as of December 27, 1993 between Norwest Bank Minnesota, National Association and the Registrant [incorporated by reference to Exhibit
                10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 1-9800)].

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

        10.18.3 Third Amendment dated January 29, 1996 to
                Revolving Credit, Security and Note Agreement filed as
                Exhibit 10.16 [incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9800)].

        10.18.4+Fourth Amendment dated January 31, 1997 to
                Revolving Credit, Security and Note Agreement filed as
                Exhibit 10.16.

        10.19   Agreement for Purchase, Sale and
                Distribution of Assets between TheraTest Laboratories Inc. and the Registrant dated May 16, 1994 [incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 1-
                9800)].

        10.20+  Agreement and Plan of Merger, dated March
                10, 1997, among American Standard Inc., American Standard Medical Systems, Inc., ISTR Merger Corporation and INCSTAR Corporation.

        11+     Statement Re: Computation of  Net  Income (Loss) Per Common
                Share.

        21+     Subsidiaries of the Registrant.

        23+     Independent Auditors' Consent

        27+     Financial Data Schedules

        *Executive Compensation Plans and Arrangements
        +Filed with this Annual Report on Form 10-K

                (b) Reports on Form 8-K

                There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                                SIGNATURES

      Pursuant  to  the  requirements  of  Section  13  or  15(d)  of   the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INCSTAR CORPORATION


Dated: March 27, 1997          By:       /s/ John J. Booth
                                         John J. Booth
                                         President


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1997.


/s/John  J.  Booth                       Acting  Chairman  of  the   Board,
John J. Booth                             President and Director
                                          (Principal Executive Officer)

/s/Thomas  P.  Maun                      Vice President and Chief  Financial
Thomas P. Maun                            Officer
                                          (Principal Accounting and Financial
                                          Officer)

/s/Ennio Denti                           Director
Ennio Denti

/s/Michael W. Steffes                    Director
Michael W. Steffes, M.D., Ph.D.

/s/George H. Dixon                       Director
George H. Dixon

/s/Unberto Rosa                          Director
Umberto Rosa

/s/Carlo Vanoli                          Director
Carlo Vanoli

/s/D. Ross Hamilton                      Director
D. Ross Hamilton

/s/Franco Fornasari                      Director
Franco Fornasari

/s/Ezio Garibaldi                        Director
Ezio Garibaldi

                           INCSTAR CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Year Ended December 31,
                                     1996           1995           1994
Net sales                        $44,304,000     $45,760,000   $42,503,000
Cost of goods sold                21,599,000      23,271,000    22,039,000
Inventory valuation adjustment            --              --       750,000
     Gross profit                 22,705,000      22,489,000    19,714,000
Operating expenses:
  Selling, general and
   administrative                 13,206,000      12,592,000    12,853,000
  Research and development         4,163,000       3,748,000     5,069,000
  Unusual items                           --              --     5,750,000
     Total operating expenses     17,369,000      16,340,000    23,672,000
     Operating income (loss)       5,336,000       6,149,000    (3,958,000)
Interest income (expense), net        96,000        (348,000)     (365,000)
Investment and other income
 (expense)                           (21,000)         33,000        11,000
  INCOME (LOSS) BEFORE INCOME
    TAXES                          5,411,000       5,834,000    (4,312,000)
Provision for income taxes         1,299,000       1,571,000       193,000
     NET INCOME (LOSS)           $ 4,112,000     $ 4,263,000   $(4,505,000)
INCOME (LOSS) PER SHARE:
Net income (loss) per share      $      0.25     $      0.26   $     (0.28)
Weighted average shares and
  equivalents                     16,661,367      16,491,501     16,322,301


 The accompanying notes are an integral part of the consolidated financial statements.

                                     INCSTAR CORPORATION
                                 CONSOLIDATED BALANCE SHEETS

                                            December 31,      December 31,

                                                 1996              1995
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                    $ 1,554,000       $   460,000
Restricted cash                                  250,000           251,000
Accounts receivable, net of allowance
 for doubtful  accounts of $190,000 and
 $107,000, respectively                        7,573,000         7,575,000
Other receivables                                413,000            24,000
Inventories                                   14,302,000        13,445,000
Other current assets                             629,000           294,000
TOTAL CURRENT ASSETS                          24,721,000        22,049,000

PROPERTY AND EQUIPMENT:
Land and land improvements                     1,573,000         1,573,000
Buildings and improvements                    13,531,000        13,252,000
Equipment and furniture                       19,993,000        18,170,000
Construction in progress                          41,000             6,000
                                              35,138,000        33,001,000
Less allowance for depreciation and
 amortization                                (20,032,000)      (18,387,000)
                                              15,106,000        14,614,000
INTANGIBLE ASSETS, NET                           791,000         1,105,000
OTHER ASSETS                                   1,340,000           993,000
                                             $41,958,000       $38,761,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt            $     3,000       $    76,000
Accounts payable                               1,819,000         1,914,000
Accrued compensation                             898,000         1,972,000
Accrued expenses                               2,448,000         2,928,000
Income taxes payable                             364,000           212,000
TOTAL CURRENT LIABILITIES                      5,532,000         7,102,000

LONG-TERM DEBT                                       ---             3,000

OTHER NON-CURRENT LIABILITIES                  3,285,000         3,272,000

SHAREHOLDERS' EQUITY:
Undesignated stock, authorized
 5,000,000 shares                                 - - -             - - -
Common stock, par value $.01,
 authorized 25,000,000 shares; issued
 and outstanding 16,505,457 and
 16,363,477 shares, respectively                 165,000           164,000
Additional paid-in capital                    18,531,000        17,940,000
Foreign currency translation
 adjustment                                      (98,000)         (151,000)
Retained earnings                             14,543,000        10,431,000
TOTAL SHAREHOLDERS' EQUITY                    33,141,000        28,384,000
                                             $41,958,000       $38,761,000

 The accompanying notes are an integral part of the consolidated financial statements.

                            INCSTAR CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                                 1996           1995            1994
OPERATING ACTIVITIES:
Net income (loss)                            $ 4,112,000    $ 4,263,000   $(4,505,000)
Adjustments to reconcile net income (loss)
 to net cash provided by operating
 activities:
 Provision for deferred income taxes            (555,000)            --            --
 Provision (payments) for unusual items and     (590,000)    (1,060,000)    5,371,000
  inventory valuation adjustment
 Provision for retirement plans                  261,000        272,000       529,000
 Depreciation and amortization                 2,882,000      2,910,000     3,395,000
 Changes in operating assets and liabilities:
   Accounts receivable                             2,000       (816,000)       39,000
   Other receivables                            (389,000)        95,000       (29,000)
   Inventories                                  (857,000)    (1,077,000)      194,000
   Other current assets                          (77,000)       212,000       (21,000)
   Accounts payable                              (95,000)       254,000      (229,000)
   Accrued compensation                       (1,074,000)       554,000      (108,000)
   Accrued expenses                             (105,000)       975,000        90,000
   Income taxes payable                          481,000        320,000       (56,000)
   Other, net                                     53,000        (33,000)       35,000
     Net cash provided by operating activities 4,049,000      6,869,000     4,705,000

INVESTING ACTIVITIES:
Additions to property and equipment, net      (2,645,000)    (1,557,000)     (923,000)
Payments for product distribution rights              --             --      (599,000)
Payments for intellectual property and          (407,000)       (86,000)           --
 purchased technology
Increase in other assets                         (92,000)       (36,000)      (65,000)
  Net cash used in investing activities       (3,144,000)    (1,679,000)   (1,587,000)

FINANCING ACTIVITIES:
Net repayments under lines of credit                  --             --      (422,000)
Net decrease in cash overdraft                        --       (602,000)     (512,000)
(Increase) decrease in restricted cash             1,000             --       (11,000)
Payments on long-term debt                       (76,000)    (4,342,000)   (2,364,000)
Issuance of common stock to employees            264,000         61,000       119,000
  Net cash provided by (used in) financing
   activities                                    189,000     (4,883,000)   (3,190,000)

   NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                1,094,000        307,000       (72,000)
Cash and cash equivalents at beginning of year   460,000        153,000       225,000
Cash and cash equivalents at end of year     $ 1,554,000    $   460,000    $  153,000

 The accompanying notes are an integral part of the consolidated financial statements.

                            INCSTAR CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Common Stock                      Foreign
                                                           Additional   Currency
                                 Number of                  Paid-In    Translation     Retained
                                  Shares        Amount      Capital     Adjustment     Earnings

Balance at December 31, 1993    16,281,057   $   163,000  $17,557,000 $   (153,000)  $10,673,000
Common stock issued under
 employee stock purchase plan
 and upon exercise of stock
 options                            41,464             _      119,000            _            _
Translation adjustments                  _             _            _       35,000            _
Net loss                                 _             _            _            _    (4,505,000)
Balance at December 31, 1994    16,322,521   $   163,000  $17,676,000 $   (118,000)  $ 6,168,000
Common stock issued under
 employee stock purchase plan
 and upon exercise of stock
 options                            40,956         1,000       61,000            _            _
Translation adjustments                  _             _            _      (33,000)           _
Compensation expense on
 executive stock options                 _             _      203,000            _            _
Net income                               _             _            _            _     4,263,000
Balance at December 31, 1995    16,363,477   $   164,000  $17,940,000 $   (151,000)  $10,431,000
Common stock issued under
 employee stock purchase plan
 and upon exercise of stock
 options, net of tax effect         97,873         1,000      199,000            _            _
Issuance of shares to BFHI          44,107             _       64,000            _            _
Translation adjustments                  _             _            _       53,000            _
Compensation expense on
 executive stock options                 _             _      328,000            _            _
Net income                               _             _            _            _     4,112,000
Balance at December 31, 1996    16,505,457    $  165,000  $18,531,000  $   (98,000)  $14,543,000


 The accompanying notes are an integral part of the consolidated financial statements.

                             INCSTAR CORPORATION

QUARTERLY RESULTS (UNAUDITED):
(in thousands, except per share data)


Net                                       Gross
Sales                                     Profit


                 Year Ended                              Year Ended
                December 31,                            December 31,
Quarter        1996         1995           Quarter      1996       1995
First     $    11,455    $  11,117         First     $  5,916   $  5,130
Second         11,355       11,041         Second       5,679      5,319
Third          10,604       11,664         Third        5,479      5,873
Fourth         10,890       11,938         Fourth       5,631      6,167



Net Income                                Net Income Per Share



             Year Ended                                Year Ended
            December 31,                              December 31,
Quarter    1996     1995                  Quarter     1996     1995
First     $1,158  $   799                 First     $  0.07  $  0.05
Second     1,119      827                 Second       0.07     0.05
Third        986    1,092                 Third        0.06     0.07
Fourth       849    1,545                 Fourth       0.05     0.09

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

       Since December 1989, the Company has been majority-owned by BioFin Holding International B.V. ("BFHI"), a subsidiary of Sorin Biomedica Diagnostics S.p.A. ("Sorin") which is an Italian affiliate of Fiat, Inc.

PRINCIPLES OF CONSOLIDATION
      The accompanying consolidated financial statements include the accounts of INCSTAR Corporation and its wholly-owned subsidiaries, Atlantic Antibodies, Inc., INCSTAR Ltd. and Immuno Nuclear Export Ltd. All material inter-company accounts and transactions have been eliminated in consolidation. Certain amounts for periods prior to the year ended December 31, 1996 have been reclassified to conform with the current classifications.

CASH EQUIVALENTS
       Cash equivalents consist primarily of investments in money market accounts with current maturities.

RESTRICTED CASH
        Through December 31, 1995 the Company maintained a self insured workers compensation insurance plan. Pursuant to the plan, the Company holds a certificate of deposit with current maturity as a compensating balance with a bank. These funds are restricted to assure future credit availability for the potential self insured aggregate limits under the plan. The funds are required to be on deposit with a bank under Minnesota state regulations and are expected to be released in the fourth quarter of 1997. As of January 1, 1996, the Company is no longer self insured.

INVENTORIES
        Inventories are valued at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market.

FAIR VALUE OF FINANCIAL INSTRUMENTS
        All financial instruments are carried at amounts that approximate estimated fair value.

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

INTANGIBLE ASSETS
      Intangible assets includes patents, trademarks, intellectual property and purchased technology, goodwill and product distribution rights. Patents and trademarks are amortized using the straight-line method over a five-year period. Goodwill, which represents the cost in excess of the fair value of net assets acquired, is amortized using the straight-line method over a ten-year period. Intellectual property and purchased technology is amortized using the straight line method over the properties estimated useful lives which range from seven to ten years. Product distribution rights are amortized using the straight line method over the life of the agreement or the estimated product life, whichever is shorter. The carrying value of intangible assets is regularly reviewed by the Company, and a loss is recognized when the net realizable value falls below the unamortized cost.

RESEARCH and Development
     Research and development costs are expensed when incurred.

INCOME TAXES
      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and
liabilities  and  their  respective tax bases.   Deferred  tax  assets  and
liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

STOCK BASED COMPENSATION
      The Company applies Accounting Principles Board Opinion No. 25 (APB No. 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. The Company has adopted the disclosure requirements under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation.

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

NOTE 2_ UNUSUAL ITEMS AND INVENTORY VALUATION ADJUSTMENTS

    In December, 1994 the Company recorded a $750,000 charge related to the write down of excess inventories and a $2,450,000 unusual charge related to the termination of certain distribution and supply agreements ($540,000) as well as severance and other costs related to senior management changes ($1,910,000). The amount remaining to be paid at December 31, 1996, exclusive of amounts included in noncurrent liabilities (Note 9, Executive Retirement Plans) is $10,000, which is included in accrued expenses in the accompanying consolidated balance sheet.

     In May, 1994 the Company discontinued the development of certain purchased technology acquired in 1992 from Robert Dowben Associates, a diagnostic research company, and incurred a one-time pre-tax charge of
$3,300,000. The majority of this charge related to the write off of tangible and intangible assets ($1,560,000), costs incurred to terminate contracts with outside vendors and consultants ($797,000), as well as severance and related costs for terminated employees ($943,000). None of these amounts remain to be paid on December 31, 1996.

NOTE 3 - INVENTORIES

      Inventories consist of the following:

                                                 December 31,
                                              1996             1995
Raw materials                             $ 2,458,000      $ 2,281,000
Work in progress                            9,515,000        9,421,000
Finished goods                              2,329,000        1,743,000
                                          $14,302,000      $13,445,000

NOTE 4 - INTANGIBLE ASSETS

  Intangible assets consist of the following:

                                                   December 31
                                               1996            1995
Patents                                   $   717,000     $   717,000
Trademarks                                     17,000          17,000
Goodwill                                      619,000         619,000
Intellectual property and purchased         1,141,000         734,000
 technology
Product distribution rights                 2,700,000       2,700,000
                                            5,194,000       4,787,000
Less accumulated amortization              (4,403,000)     (3,682,000)
                                          $   791,000     $ 1,105,000


NOTE 5_LINE OF CREDIT,  LEASE AND ROYALTY COMMITMENTS

      Long-term debt consists of the following:

                                                       December 31,
                                                    1996           1995

Capitalized lease obligations, 8.0%, due
 through 1996                                         ---          72,000
Other                                               3,000           7,000
                                                    3,000          79,000
      Less current portion                         (3,000)        (76,000)
      Total long-term debt                       $    ---      $    3,000


      The Company has a revolving line of credit from a bank which provides for maximum borrowings of $1,000,000 through January 31, 1997, is secured by accounts receivable, and has an interest rate based on the prime interest rate or LIBOR plus 2.50%. In addition, the Company has a $4,000,000 revolving line of credit with Fiat Finance N.A., Inc. which expires on October 1, 1997.

       At December 31, 1996 and 1995, property and equipment includes capital lease costs of $288,000 and $842,000, respectively, and accumulated amortization of $288,000 and $773,000, respectively. Lease amortization included in depreciation was $40,000 for the year ended December 31, 1996 and $158,000 for the year ended December 31, 1995.

       The Company leases certain manufacturing and other equipment in connection with its normal operations. Rent expense under these operating leases was $226,000, $295,000 and $238,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year are as follows: 1997_$173,000; 1998_$116,000; 1999_$44,000;
2000_$5,000.

       The Company is obligated to make royalty payments under several distribution and licensing agreements. The majority of these agreements call for payments based on a percentage of sales and contain no minimum royalty clause. Royalty expense under these agreements was $1,563,000 in 1996, $1,715,000 in 1995 and $1,099,000 in 1994.

NOTE 6 -  RELATED PARTY TRANSACTIONS

      As   part   of  the  ongoing  operations  of  the  Company,   various
transactions  were  entered  into during  1996,  1995  and  1994  with  its affiliates,  Sorin, an affiliate of the Fiat group, and Fiat Finance  N.A.,
Inc.  The following tables summarize transactions and related balances:
OPERATING                             Sorin                Fiat Finance N.A., Inc.
STATEMENT DATA:                            Year Ended December 31,
                          1996        1995         1994      1996     1995     1994
Product sales        $ 7,965,000 $ 7,625,000   $ 6,903,000  $  --- $    ---  $   ---
Product purchases      2,272,000   1,807,000     1,248,000     ---      ---      ---
Royalty expense          432,000     582,000       176,000     ---      ---      ---
Interest expense             ---         ---           ---   6,000  170,000   312,000

BALANCE SHEET DATA:                 Sorin
                                 December 31,
                                1996          1995
Assets
Trade receivables           $ 2,442,000   $  1,965,000
Other receivables                59,000          6,000


Liabilities
Accounts payable            $   353,000   $    675,000
Accrued royalty                 798,000        480,000

NOTE 7_INCOME TAXES

      The provision for income taxes is summarized as follows:

Year Ended December 31,          Federal     State     Foreign     Total
1996
Current                        $ 1,644,000  $ 212,000  $ (2,000)  $1,854,000
Deferred                          (491,000)   (64,000)    - - -     (555,000)
Provision for Income Taxes     $ 1,153,000  $ 148,000  $ (2,000)  $1,299,000

1995
Current                        $ 1,505,000  $  89,000  $(23,000)  $1,571,000
Deferred                             - - -      - - -     - - -       - - -
Provision for Income Taxes     $ 1,505,000  $  89,000  $(23,000)  $1,571,000

1994
Current                        $   123,000  $  34,000  $ 36,000   $  193,000
Deferred                             - - -      - - -     - - -        - - -
Provision for Income Taxes     $   123,000  $  34,000  $ 36,000   $  193,000



      The provision for income taxes differs from the statutory federal tax rate of 34% applied to income (loss) before income taxes as follows:

                                            Year Ended December 31,
                                         1996          1995         1994

Federal  tax  calculated  at   the
 statutory rate                      $  1,840,000   $ 1,984,000  $(1,466,000)
Change  in the valuation allowance
 for deferred taxes                      (914,000)     (532,000)   1,872,000
Exempt   income  attributable   to
 foreign sales                           (266,000)     (333,000)    (288,000)
State   taxes,  net   of   federal
 benefit                                   98,000        59,000       22,000
Compensation expense on  executive
 stock options                            328,000       203,000        - - -
Other, net                                213,000       190,000       53,000
Provision for income taxes           $  1,299,000   $ 1,571,000  $   193,000


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                              December 31,     December 31,
                                                   1996             1995
Deferred tax assets:
Accounts receivable, principally due to
 allowance for doubtful accounts             $      56,000    $      29,000
Accrued vacation pay                                33,000           27,000
Inventories, reserves and additional
 costs inventoried for tax purposes                637,000          728,000
Patents, due to different book and tax lives        24,000           27,000
Retirement plans                                 1,117,000        1,066,000
Tax credits                                         60,000          492,000
Accrual not currently deductible                   265,000              ---
Severance and related costs not currently              ---          189,000
 deductible
Other                                               35,000           26,000
Gross deferred tax assets                        2,227,000        2,584,000
Valuation allowance                             (1,639,000)      (2,553,000)
 Net deferred tax asset                      $     588,000   $       31,000

Deferred tax liabilities:
Plant and equipment, principally due to
 differences in depreciation and             $      44,000   $       41,000
 capitalized interest
Other                                                4,000            5,000
 Deferred tax liability                      $      48,000   $       46,000

Total net deferred tax asset (liability)     $     540,000   $     ( 15,000)

       The valuation allowance for deferred tax assets as of December 31, 1996 and 1995 was $1,639,000 and $2,553,000, respectively. The net change in the valuation allowance for the year ended December 31, 1996 was a decrease of $914,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers its projected future taxable income and tax planning strategies in making this assessment.

NOTE 8_EMPLOYEE SAVINGS RETIREMENT AND VALUE SHARING PLAN

     The Company adopted a Salary Savings Plan under Section 401(k) of the Internal Revenue Code, effective November 1, 1985. Participants make pre-tax contributions of up to 15% of their wages subject to an annual limit of $9,500. The Company is required to match 50% of that portion of the participant's pre-tax contribution which does not exceed 6% of the participant's compensation. The Company contributed $270,000 for the year ended December 31, 1996, $262,000 for the year ended December 31, 1995, and $273,000 for the year ended December 31, 1994.

     In 1994 the Company changed its profit sharing plan to a non-contributory value sharing plan. Cash payments to all eligible employees are based on the improvement in economic value as well as a targeted performance factor for economic value added. The Company incurred $0 expense for the year ended December 31, 1996, $984,000 expense for the year ended December 31, 1995 and $0 for the year ended December 31, 1994.


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

      The Company maintains an executive income continuation plan for the benefit of executive officers not covered under the agreements discussed above. The plan provides payments for fifteen years to such officers or their respective beneficiaries upon the later of an officer's retirement from the Company after attainment of sixty years of age or attainment of sixty years of age following termination of employment, or upon death during the term of employment. The annual retirement payment is the product of an annual benefit rate set by the Board of Directors ($3,333 for 1996) multiplied by the number of years of employment, up to a maximum of fifteen years, and as adjusted to reflect the cost of living changes during the payment period. An officer's rights under the plan are fully vested after ten years of employment or upon change in the controlling interest of the Company.

      In connection with both of the above plans, included in other noncurrent liabilities at December 31, 1996 and 1995 is $3,285,000 and $3,136,000, respectively, representing the present value of the future liability. Also, included in accrued expenses at December 31, 1996 and December 31, 1995 is $145,000 and $31,000, respectively, representing the current portion of this liability. The Company intends to fund this obligation through life insurance contracts on the individual executives. Included in Other assets at December 31, 1996 and 1995 is $1,020,000 and $934,000, respectively, of cash surrender value in connection with these policies.


NOTE 10_EMPLOYEE STOCK PURCHASE AND OPTION PLAN

        Under the Company's stock option plans, officers, directors, consultants and key employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable over two to four years and have terms of five or ten years.

Option activity in the Company's various option plans is summarized as follows:

                                                Options Outstanding
                                                         Weighted-
                                   Shares                 Average
                                  reserved                 Option
                                  for grant   Shares       price

Balance December 31, 1993         337,168     842,175   $      3.88
 Exercised                            ---      (1,500)         1.79
 Canceled                         136,000    (136,000)         4.05
 Granted                         (119,000)    119,000          2.60

Balance December 31, 1994         354,168     823,675   $      3.68
 Exercised outside the plan                    (1,000)         1.44
 Canceled                         206,000    (206,000)         3.40
 Canceled outside the plan                    (14,035)         1.85
 Granted                         (103,000)    103,000          2.95

Balance December 31, 1995         457,168     705,640   $      3.66
 Exercised                            ---     (48,000)         2.50
 Canceled                          30,000     (30,000)         3.30
 Granted                          (42,000)     42,000          4.39

Balance December 31, 1996         445,168     669,640   $      3.81

      As of December 31, 1996 options for 538,140 shares were exercisable at prices ranging from $1.44 to $8.25 per share.

      At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.44-$8.25 and 6.12 years, respectively.

       The Company also had an Employee Stock Purchase Plan. This plan enabled eligible employees to purchase the Company's Common Stock at the lower of 85% of the fair market value on the first or the last day of each plan year. The number of shares reserved for sale under this plan was 300,000, of which all shares have been sold. The Company does not intend to issue more shares under this plan.

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company has adopted the disclosure-only provisions. Had compensation cost for the Company's stock option grants and employee stock purchase plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                          1996               1995
Net income (in 000s)  As reported       $  4,112        $    4,263
                      Pro forma            4,032             4,209

Earnings per share    As reported       $   0.25        $     0.26
                      Pro forma             0.24              0.26

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as compensation expense applicable to awards made prior to 1995 are not considered.

        The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for 1996 and 1995: dividend yield of 0%; expected weighted average volatility of 63.7%; a weighted average risk free interest rate of 5.9% and an expected holding period of 9.3 years. The weighted average values of the options granted are $3.40 and $1.98 for 1996 and 1995, respectively.


NOTE 11_SUPPLEMENTARY CASH FLOW INFORMATION

                                                Year Ended December 31,
                                             1996       1995       1994
Supplemental disclosures of cash flow
information:
Cash paid during the year for:
    Interest                             $   17,000 $  192,000 $  369,000
    Income taxes, net                     1,295,000  1,151,000    242,000


NOTE 12_GEOGRAPHIC SEGMENT DATA

       Comparative geographical data for the Company's operations is summarized as follows:

                                     1996          1995           1994
SALES
United States                    $  22,017,000 $  23,832,000  $  21,282,000
Europe                              13,824,000    13,518,000     12,478,000
Asia                                 5,022,000     4,948,000      5,290,000
Other Foreign                        3,441,000     3,462,000      3,453,000
     Total                       $  44,304,000 $  45,760,000  $  42,503,000

OPERATING INCOME
United States                    $   2,305,000 $   3,052,000  $     877,000
Europe                               1,361,000     1,223,000        639,000
Asia                                   903,000     1,076,000        290,000
Other Foreign                          767,000       798,000        736,000
                                     5,336,000    6 ,149,000      2,542,000
Unusual items                              ---           ---     (5,750,000)
Inventory valuation adjustment             ---           ---       (750,000)
Other income(expenses), net             75,000      (315,000)      (354,000)
Income(loss) before  income taxes$   5,411,000 $   5,834,000  $  (4,312,000)

Total assets
United States                     $ 41,021,000  $ 38,059,000   $ 37,272,000
Europe                                 937,000       702,000        882,000
     Total                        $ 41,958,000  $ 38,761,000   $ 38,154,000


NOTE 13_WARRANTS AND STOCK PURCHASE RIGHTS

       The Company has issued to BFHI a warrant to purchase up to 730,720 shares of Common Stock at the prevailing market price and has granted BFHI the right to purchase additional Common Stock at a price identical to any new issuances. These agreements enable BFHI to maintain a minimum 51% ownership in the Company.

NOTE 14_SUBSEQUENT EVENT

         On January 24, 1997, the Company announced that it has signed a Memorandum of Understanding ("the Memorandum") with American Standard Inc.("ASI"), a subsidiary of American Standard Companies Inc., which contemplates acquisition of the Company by a subsidiary of ASI. Pursuant to the Memorandum, each INCSTAR common share would be converted into the right to receive $6.32 in cash, and INCSTAR would become a wholly-owned subsidiary of ASI. Under the merger proposal, INCSTAR would become part of a newly formed Medical Systems Group within ASI.

         The Memorandum of Understanding has been approved by a Special Committee of independent INCSTAR directors and the boards of directors of INCSTAR and ASI.

         The proposed merger is subject to negotiation and execution of mutually satisfactory definitive documentation, receipt by the Special Committee and the board of directors of INCSTAR of a fairness opinion, approval of the definitive merger agreement by the Special Committee and the boards of directors of INCSTAR and ASI, approval of the merger by the holders of a majority of the issued and outstanding shares of INCSTAR common stock, and receipt of all required regulatory approvals and material third party consents.

         The Merger Agreement further provides for the payment by the Company to ASI of a $2.5 million termination fee if the Company terminates the merger as defined in the Agreement.

         The Company also announced that BFHI, the majority shareholder of INCSTAR and a wholly owned subsidiary of Sorin, has informed INCSTAR that Sorin has entered into a Memorandum of Understanding with ASI regarding the proposed sale of Sorin's European Diagnostics Division to ASI. The Memorandum of Understanding between ASI and INCSTAR contemplates that the simultaneous closing of the Sorin sale of its European Diagnostics Division will be a condition to the proposed merger.

                       INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of INCSTAR Corporation:

     We have audited the consolidated financial statements of INCSTAR Corporation and subsidiaries as listed in the accompanying index in Item 14(a)(1) on page 24. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index in Item 14(a)(2) on page 24. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INCSTAR Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.





                                                  KPMG Peat Marwick LLP
Minneapolis, Minnesota
January 24, 1997

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   INCSTAR CORPORATION AND SUBSIDIARIES

          Column A            Column B        Column C          Column D      Column E

                             Balance at
                                the             Charged to
                             Beginning  Charged    Other                    Balance at
                                of      to Costs  Accounts    Deductions_       the
                              Period   & Expenses Describe    (Describe)   End of Period

Allowance for doubtful
accounts receivable:
Year ended December 31, 1996 $107,000   $118,000    $  - -      $ 35,000(A)   $190,000

Year ended December 31, 1995  113,000     16,000       - -        22,000(A)    107,000

Year ended December 31, 1994  195,000     23,000       - -       105,000(A)    113,000

(A) Uncollectible accounts written off, net of recoveries

                               EXHIBIT INDEX

(a)            List of documents filed as part of this report:

               (1) Consolidated Statements of Operations -
                    Years Ended December 31, 1996, December 31, 1995, and December 31, 1994
                   Consolidated Balance Sheets - As of December
                    31, 1996 and 1995
                   Consolidated Statements of Cash Flows -
                    Years Ended December 31, 1996, December 31, 1995; and December 31, 1994
                   Consolidated Statements of Shareholders' Equity -
                    Years Ended December 31, 1996; December 31, 1995;
                    and December 31, 1994
                   Consolidated Quarterly Results (unaudited)
                    for the Years Ended December 31, 1996 and 1995
                   Notes to Consolidated Financial Statements
                   Independent Auditors' Report

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

        4.2 Form of Warrant Certificate issued by the Registrant in favor of Bioengineering International B.V. (now BioFin Holding International B.V.) [incorporated by reference to Exhibit 10.11 of the Registrant's
                Registration Statement on Form S-4 (File No. 33-30785)].

        4.3     Form of Purchase Rights Agreement between
                Bioengineering International B.V. (now BioFin Holding International B.V.) and the Registrant [incorporated by reference to Exhibit 10.12 of the Registrant's
                Registration Statement on Form S-4 (File No. 33-30785)].

        10.1*   INCSTAR Corporation Stock Option Plan
                [incorporated by reference to Exhibit 10.1 of the Registrant's Report on From 10-K for the year ended December 31, 1995 (File No. 1-9800)].

        10.2* Economic Value Sharing Plan [incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 1-
                9800)].

        10.3*   Form of Executive Survivor Benefit Income
                Continuation Agreement between the Registrant and certain of its employees [incorporated by reference to Exhibit
                10.4 of the Registrant's Registration Statement on Form S-4 (File No. 33-30785)].

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

        10.6* Amendments to Employment Agreement between the Registrant and John J. Booth [incorporated by reference to Exhibit 10.8 of the Registrant's Report on Form 10-K for the year ended December 31, 1993 (File No. 1-
                9800)].

        10.7* Employment Continuation Agreement between the Registrant and Orwin L. Carter [incorporated by reference to Exhibit 10.1 of the Registrant's report on Form 10-Q for the quarter ended September 30, 1994 (File No. 1-9800)].

        10.8*   Separation Agreement between the
                Registrant and Jacques A. Bagdasarian [incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 1-
                9800)].

        10.9    Form of Scientific Advisory Board
                agreement between the Registrant and Dr. Pierre M.
                Galletti and Dr. Michael Steffes [incorporated by reference to Exhibit 10.9 of the Registrant's Report on Form 10-K for the year ended December 31, 1995 (File No. 1-
                9800)].

        10.10   Consulting Agreement between the
                Registrant and Dr. Michael Steffes [incorporated by reference to Exhibit 10.10 of the Registrant's Report on Form 10-K for the year ended December 31, 1995 (File No. 1-
                9800)].


        10.11 Form of Distributorship Agreement between the Registrant and Sorin Biomedica S.p.A., without exhibits or schedules [incorporated by reference to
                Exhibit 10.15 of the Registrant's Registration Statement on Form S-4 (File No. 33-30785)].

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

        10.17.1 Letter agreements dated August 3, 1992 and
                February 19, 1993 amending the product distribution agreement filed as Exhibit 10.15 [incorporated by reference to Exhibit 10.14.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1993 (File No. 1-
                9800)].

        10.18   Revolving Credit, Security and Note
                Agreement, with exhibits thereto, dated as of December 27, 1993 between Norwest Bank Minnesota, National Association and the Registrant [incorporated by reference to Exhibit
                10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 1-9800)].

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

        10.18.3 Third Amendment dated January 29, 1996 to
                Revolving Credit, Security and Note Agreement filed as
                Exhibit 10.16 [incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9800)].

        10.18.4+Fourth Amendment dated January 31,
                1997 to Revolving Credit, Security and Note Agreement filed as Exhibit 10.16.

        10.19   Agreement for Purchase, Sale and
                Distribution of Assets between TheraTest Laboratories Inc. and the Registrant dated May 16, 1994 [incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 1-
                9800)].

        10.20+  Agreement and Plan of Merger, dated March
                10, 1997, among American Standard Inc., American Standard Medical Systems, Inc., ISTR Merger Corporation and INCSTAR Corporation.

       11+      Statement Re: Computation of  Net  Income
                 (Loss) Per Common Share.

        21+     Subsidiaries of the Registrant.

        23+     Independent Auditors' Consent

        27+     Financial Data Schedules

        *Executive Compensation Plans and Arrangements
        + Filed with this Annual Report on Form 10-K