Form 10-Q
period 1997-04-04
INCSTAR CORP
filed 1997-05-16
CIK 216184

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED APRIL 4, 1997

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

The number of shares of the Registrant's Common Stock (par value $.01) outstanding on May 16, 1997 was 16,505,457.
________________________________________________________________________________

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  ---------------------




                              INCSTAR CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                                        Quarter Ended
                                                                                        -------------
                                                              April 4, 1997                               March 29, 1996
                                                              -------------                               --------------
Net sales                                                  $  10,838,000                                 $  11,455,000
Cost of goods sold                                             5,616,000                                     5,539,000
                                                           -------------                                 -------------
Gross profit                                                   5,222,000                                     5,916,000
Operating expenses:
Selling, general and administrative                            3,353,000                                     3,295,000
Research and development                                         986,000                                     1,060,000
                                                           -------------                                 -------------
Total operating expenses                                       4,339,000                                     4,355,000
                                                           -------------                                 -------------
Operating income                                                 883,000                                     1,561,000
Interest income (expense), net                                    25,000                                        (7,000)
Investment and other income (expense)                             29,000                                       (24,000)
                                                           -------------                                 -------------
INCOME BEFORE INCOME TAXES                                       937,000                                     1,530,000
Provision for income taxes                                       216,000                                       372,000
                                                           -------------                                 -------------
NET INCOME                                                 $     721,000                                 $   1,158,000
                                                           =============                                 =============
INCOME PER SHARE:
Net income per share                                       $        0.04                                 $        0.07
                                                           =============                                 =============
Weighted average shares and equivalents                       16,724,121                                    16,633,365
                                                           =============                                 =============

The accompanying notes are an integral part of the consolidated financial statements.

                              INCSTAR CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                             April 4, 1997              December 31, 1996
                                                           -----------------            -----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                      $  2,385,000              $  1,554,000
Restricted cash                                                     250,000                   250,000
Accounts receivable, net of allowance for
  doubtful  accounts of $171,000 and $190,000, respectively       7,823,000                 7,573,000
Other receivables                                                   467,000                   413,000
Inventories                                                      14,200,000                14,302,000
Other current assets                                                576,000                   629,000
                                                           ----------------          ----------------
TOTAL CURRENT ASSETS                                             25,701,000                24,721,000

PROPERTY AND EQUIPMENT:
Land and land improvements                                        1,578,000                 1,573,000
Buildings and improvements                                       13,512,000                13,531,000
Equipment and furniture                                          19,873,000                19,993,000
Construction in progress                                            145,000                    41,000
                                                           ----------------          ----------------
                                                                 35,108,000                35,138,000
Less allowance for depreciation and amortization                (20,039,000)              (20,032,000)
                                                           ----------------          ----------------
                                                                 15,069,000                15,106,000
INTANGIBLE ASSETS, NET                                              862,000                   791,000
OTHER ASSETS                                                      1,468,000                 1,340,000
                                                           ----------------          ----------------
                                                               $ 43,100,000              $ 41,958,000
                                                           ================          ================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                              $      3,000             $      3,000
Accounts payable                                                  1,994,000                1,819,000
Accrued compensation                                              1,016,000                  898,000
Accrued expenses                                                  2,284,000                2,448,000
Income taxes payable                                                660,000                  364,000
                                                           ----------------         ----------------
TOTAL CURRENT LIABILITIES                                         5,957,000                5,532,000

OTHER NON-CURRENT LIABILITIES                                     3,301,000                3,285,000

SHAREHOLDERS' EQUITY:
Undesignated stock, authorized 5,000,000 shares                         ---                      ---
Common stock, par value $.01, authorized
  25,000,000 shares; issued and outstanding
  16,505,457 shares                                                 165,000                  165,000
Additional paid-in capital                                       18,531,000               18,531,000
Foreign currency translation adjustment                            (118,000)                 (98,000)
Retained earnings                                                15,264,000               14,543,000
                                                           ----------------         ----------------
TOTAL SHAREHOLDERS' EQUITY                                       33,842,000               33,141,000
                                                           ----------------         ----------------
                                                               $ 43,100,000             $ 41,958,000
                                                           ================         ================

The accompanying notes are an integral part of the consolidated financial statements.

                              INCSTAR CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Quarter Ended
                                                                 April 4,     March 29,
                                                                   1997         1996
                                                                -----------  -----------
OPERATING ACTIVITIES:
Net income                                                      $  721,000   $1,158,000
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization                                   603,000      716,000
   Payment for unusual items                                       (24,000)    (186,000)
   Provision for retirement plans                                   60,000       73,000
   Provision for deferred income taxes                            (105,000)    (114,000)
 Changes in operating assets and liabilities:
   Accounts receivable                                            (250,000)      16,000
   Other receivables                                               (54,000)      20,000
   Inventories                                                     102,000     (260,000)
   Other current assets                                            100,000     (149,000)
   Accounts payable                                                175,000      217,000
   Accrued compensation                                            118,000     (771,000)
   Accrued expenses                                               (184,000)     497,000
   Income tax payable                                              296,000      424,000
   Other, net                                                      (20,000)      (3,000)
                                                                ----------   ----------
   Net cash provided by operating activities                     1,538,000    1,638,000
                                                                ----------   ----------
INVESTING ACTIVITIES:
Additions to property and equipment, net                          (506,000)    (456,000)
   Payments for intellectual property and purchased technology    (129,000)    (135,000)
   Increase in other assets                                        (72,000)     (50,000)
                                                                ----------   ----------
   Net cash used in investing activities                          (707,000)    (641,000)
                                                                ----------   ----------
FINANCING ACTIVITIES:
   Decrease in restricted cash                                         ---        1,000
   Payments on long-term debt                                          ---      (36,000)
   Issuance of common stock                                            ---      179,000
                                                                ----------   ----------
   Net cash provided by financing activities                           ---      144,000
                                                                ----------   ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          831,000    1,141,000
   Cash and cash equivalents at beginning of period              1,554,000      460,000
                                                                ----------   ----------
   Cash and cash equivalents at end of period                   $2,385,000   $1,601,000
                                                                ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                              INCSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The consolidated balance sheet as of April 4, 1997 and the related consolidated statements of income and cash flows for the quarters ended April 4, 1997 and March 29, 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company's 1996 Form 10K.


NOTE 2 -- INVENTORIES

Inventories consist of the following:


                                                   April 4,      December 31,
                                                    1997            1996
                                                 ------------   ------------
Raw materials                                     $ 2,366,000    $ 2,458,000
Work in progress                                    9,529,000      9,515,000
Finished goods                                      2,305,000      2,329,000
                                                 ------------    ------------
                                                  $14,200,000    $14,302,000
                                                 ============    ============

NOTE 3 -- INTANGIBLE ASSETS

Intangible assets consist of the following:



                                                   April 4,      December 31,
                                                     1997            1996
                                                --------------  --------------
Patents                                            $  717,000      $  717,000
Trademarks                                             17,000          17,000
Goodwill                                              619,000         619,000
Intellectual property and purchased technology      1,270,000       1,141,000
Product distribution rights                         2,700,000       2,700,000
                                                -------------   -------------
                                                    5,323,000       5,194,000
Less accumulated amortization                      (4,461,000)     (4,403,000)
                                                -------------   -------------
                                                   $  862,000      $  791,000
                                                =============   =============

NOTE 4 - UNUSUAL ITEMS AND INVENTORY VALUATION ADJUSTMENTS

     In December, 1994 the Company recorded a $750,000 charge related to the write down of excess inventories and a $2,450,000 unusual charge related to the termination of certain distribution and supply agreements ($540,000) as well as severance and other costs related to senior management changes ($1,910,000). The amount remaining to be paid at April 4, 1997, exclusive of amounts included in Other non-current liabilities (Note 6, Executive Retirement Plans) is $35,000, which is included in Accrued expenses in the accompanying consolidated balance sheet.


NOTE 5 -- LINE OF CREDIT, LEASE AND ROYALTY COMMITMENTS

Long-term debt consists of the following:

                                                  April 4,       December 31,
                                                   1997             1996
                                               ------------     -------------
Other                                          $ 3,000          $ 3,000
                                               -----------      ------------
  Less current portion                           3,000            3,000
  Total long-term debt                          (3,000)          (3,000)
                                               -----------      ------------
                                               $   ---          $   ---
                                               ===========      ============

     The Company has a revolving line of credit from a bank which provides for maximum borrowings of $1,000,000 through February 28, 1998, is secured by accounts receivable, and has an interest rate based on the prime interest rate or LIBOR plus 2.5%. In addition, the Company has a $4,000,000 revolving line of credit with Fiat Finance N.A., Inc. which expires October 1, 1997.

     The Company is obligated to make royalty payments under several distribution and licensing agreements. The majority of these agreements call for payments based on a percentage of sales and contain no minimum royalty clause. Royalty expense under these agreements was $318,000 and $497,000 for the quarters ended April 4, 1997 and March 29, 1996, respectively.


NOTE 6 -- EXECUTIVE RETIREMENT PLANS

     The Company has individual retirement agreements with certain executive officers which are intended to provide continued compensation to such officers or their respective beneficiaries upon retirement from the Company. The benefits and terms under these arrangements vary depending upon the officer's position within the Company. In connection with these plans, included in Other non-current liabilities at April 4, 1997 and December 31, 1996 are $3,301,000 and $3,285,000, respectively, representing the present value of the future liability. Also, included in Accrued expenses at April 4, 1997 and December 31, 1996 are $189,000 and $145,000, respectively, representing the current portion of this liability. The Company intends to fund this obligation through the purchase of life insurance contracts on the individual executives.
Included in Other assets at April 4, 1997 and December 31, 1996 are $1,093,000 and $1,020,000, respectively, representing the cash surrender value of these policies.

NOTE 7 -- INCOME TAXES

     Upon the exercise of certain officer stock options during the year ended December 31, 1990, the Company was entitled to a compensation deduction allowable for income tax purposes. No compensation expense was required for financial reporting purposes because the option price on the original grant date equaled the then fair market value of the shares. Upon realization of the benefit relating to the compensation deduction for tax purposes, the benefit is credited to additional paid-in capital. The Company recognized a credit of $61,000 to Additional paid-in capital relating to these stock options for the quarter ended March 29, 1996.


NOTE 8 -- RELATED PARTY TRANSACTIONS

     As part of the ongoing operations of the Company, various transactions were entered into with its affiliate, Sorin Biomedica Diagnostics S.p.A. ("Sorin"). The following tables summarize these transactions and related balances:


                                                          Sorin
                                               -------------------------------
                                                        Quarter Ended
                                               -------------------------------
                                                   April 4,        March 29,
                                                     1997            1996
                                               ---------------- --------------
                                                               C>
Product sales                                   $2,034,000     $1,947,000
Product purchases                                  573,000        279,000
Royalty expense                                     43,000        203,000


                                                   April 4,       December 31,
                                                     1997            1996
                                               ---------------- --------------
Assets:
  Trade accounts receivable                     $2,526,000     $2,442,000
  Other receivables                                 22,000         59,000
Liabilities:
  Accounts payable                              $  652,000     $  353,000
  Accrued royalty                                  820,000        798,000

NOTE 9 -- SUPPLEMENTARY CASH FLOW INFORMATION


                                                         Quarter Ended
                                                   ---------------------------
                                                   April 4,        March 29,
                                                     1997            1996
                                                   ------------ --------------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                          $  ---        $ 6,000
  Income taxes, net                                 23,000         56,000

NOTE 10 -- PENDING MERGER

     On March 10, 1997, the company announced that it has signed a definitive agreement with American Standard Inc., a wholly owned subsidiary of American Standard Companies Inc. (NYSE: ASD), for the acquisition of INCSTAR in a one-step cash merger pursuant to which holders of INCSTAR Common Stock would receive $6.32 per share in cash. The parties had previously announced a memorandum of understanding on January 24, 1997, regarding the merger. The merger, which has been approved by a Special Committee of independent directors and the board of directors of INCSTAR, requires approval by a majority shareholder vote, satisfaction of customary closing conditions and receipt of regulatory approvals. The merger is also subject to the completion by American Standard of its agreement to acquire the European medical diagnostics business of Sorin Biomedica S.p.A., which is the parent of BioFin Holding International, B.V. (BFHI), the majority shareholder of INCSTAR. Included in the first quarter results are $253,000 of expenses associated with this transaction.

     The Merger Agreement further provides for the payment by the Company to ASI of a $2.5 million termination fee if the Company terminates the merger as defined in this Agreement, which was filed as part of the Company's Form 10K for the year ended December 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS

     On March 10, 1997, the company announced that it has signed a definitive agreement with American Standard Inc., a wholly owned subsidiary of American Standard Companies Inc. (NYSE: ASD), for the acquisition of INCSTAR in a one-step cash merger pursuant to which holders of INCSTAR Common Stock would receive $6.32 per share in cash. The parties had previously announced a memorandum of understanding on January 24, 1997, regarding the merger. The merger, which has been approved by a Special Committee of independent directors and the board of directors of INCSTAR, requires approval by a majority shareholder vote, satisfaction of customary closing conditions and receipt of regulatory approvals, including approval under the Hart-Scott-Rodino Act. The merger is also subject to the completion by American Standard of its agreement to acquire the European medical diagnostics business of Sorin Biomedica S.p.A. Included in the first quarter results are $253,000 of expenses associated with this transaction.

RESULTS OF OPERATIONS

     Sales for the quarter ended April 4, 1997 decreased 5% from $11,455,000 to $10,838,000 compared to the same period a year earlier. The primary reason for the decline is reduced sales of one of the Company's hepatitis assays. The Company experienced an increase in demand for this product during the first quarter of 1996 due to a competitor's kit becoming unavailable to the market from June 1995 until March 1996. Sales of the Company's hepatitis assay totaled $1.2 million during the first quarter of 1996 compared to $150,000 during the first quarter of this year. Partially offsetting this decline was growth in the Company's autoimmune, infectious disease and serum proteins product lines. These increases more than offset the declines in the Company's RIA oncology and routine endocrinology product lines due to the continued shift in the diagnostic industry from isotopic, manual testing to non-isotopic, automated and semi-automated testing. As these trends are expected to continue, the Company continues to focus development efforts on automated and semi-automated tests which are non-isotopic.

     Domestic sales declined 16% to $5,174,000 for the quarter ending April 4, 1997 from $6,162,000 for the same period in the prior year, due primarily to the decline in hepatitis assay sales discussed above. The Company experienced favorable growth in certain product lines, which was partially offset by declines in the Company's RIA oncology and routine endocrinology product offerings.

     International sales increased 7% to $5,664,000 for the quarter ended April 4, 1997 from $5,293,000 for the same period in the prior year. International revenues continue to be favorably impacted in the infectious disease segment by sales of the Company's second generation tests for Epstein Barr Virus. In addition, sales were favorably impacted by increases in the Company's autoimmune, bone and mineral and serum protein product lines. Sales were negatively impacted by declines in the transplantation segment as this market continue to shift away from manual, isotopic testing as discussed above.

     Gross margins for the first quarter of 1997 were 48.2% of sales compared to 51.6% of sales for the same period in the prior year. This decline is due in part to a change in the mix of sales, discussed above, compared to the same period a year earlier as well as lower production volumes during the first quarter of 1997 contributing to higher unit costs. The Company expects gross margins to improve during the remainder of 1997, however, gross margins are highly sensitive to product mix and volume changes due to the high fixed-cost nature of the Company's products.

     Selling, general and administrative ("SG&A") expenses increased to $3,353,000, or 30.9% of sales, for the first quarter of 1997 from $3,295,000, or 28.8% of sales, for the same period in the prior year. This increase is primarily due to costs of $253,000 related to the proposed merger with ASI, discussed above. Exclusive of these amounts, SG&A expenses declined 6% from the same period in the prior year.

     Research and development ("R&D") expenditures decreased to $986,000, or 9.1% of sales, in the first quarter of 1997 from $1,060,000, or 9.3% of sales, for the same period in the prior year. The Company expects R&D expenses as a percentage of sales to increase slightly during the remainder of 1997.

     Interest income net of expense was $25,000 for the first quarter of 1997 compared with $3,000 for the same period in the prior year, due to higher average cash balances during the first quarter of 1997.

     Income tax expense for the quarter was $216,000, or 23% of income before taxes, compared with income tax expense of $372,000, or 24% of income before taxes, in the first quarter of 1996. The Company expects the effective tax rate to remain at approximately 23% during the remainder of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating cash flow in the first quarter of 1997 was $1,538,000 and $1,638,000 for the same period in the prior year. Free cash flow (operating cash flow less investment activities) decreased to $831,000 for the quarter ended April 4, 1997 from $997,000 in the comparable period of the prior year. This decrease is attributable to the decline in net income. Net working capital increased to $19,744,000 at April 4, 1997 from $19,189,000 at December 31, 1996, primarily due to the generation of cash.

     At April 4, 1997, the Company's primary sources of liquidity are a $1 million revolving bank credit line secured by Company assets and a $4.0 million unsecured credit line with Fiat Finance N.A., Inc. At April 4, 1997, the Company had no outstanding borrowings under these credit lines. The Company believes that its operating cash flow and existing credit lines will provide ample sources of liquidity for all planned capital expenditures and research and development activities. Capital spending for the remainder of 1997 is anticipated to be approximately $3.2 million, primarily for a new demand flow technology system, instrumentation and manufacturing improvements.

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

     11   Computation of Net Income per Common Share

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     Form 8-K dated March 14, 1997 announcing the signing of a definitive agreement with American Standard Companies, Inc., for the acquisition of INCSTAR in a one-step cash merger pursuant to which holders of INCSTAR Common Stock would receive $6.32 per share in cash.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INCSTAR CORPORATION
                                         -------------------
                                             (Registrant)




Date:  5/16/97                       /S/John J. Booth
       -------------------           ---------------------------------------
                                     President (Principal Executive Officer)


Date:  5/16/97                      /S/Thomas P. Maun
       -------------------          ---------------------------------------
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)