Form 10-K405/A
period 1996-12-31
INCSTAR CORP
filed 1997-05-19
CIK 216184

_____________________________________________________________________________
                                FORM 10-K/A
                            (AMENDMENT Number 1)
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549

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

 The aggregate market value of voting stock held by non-affiliates of the Registrant as of May 16, 1997 was approximately $65,461,000

 The number of shares of the Registrant's Common Stock outstanding on May 16, 1997 was 16,505,457.

The undersigned registrant hereby amends the following parts of its Annual Report on Form 10-K for the calendar year ended December 31, 1996.

AMENDMENT NUMBER 1

PART II: ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IS HEREBY AMENDED IN ITS ENTIRETY AS FOLLOWS:

RESULTS OF OPERATION

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

      Net income in 1996 was $4,112,000, or 25 cents per share, compared with a net income of $4,263,000, or 26 cents per share, in 1995 and net loss of $4,505,000, or 28 cents per share, in 1994. The 1994 loss results primarily from three specific charges. A $750,000 charge was recorded for estimated obsolete inventory. The Company annually reviews its inventory levels and calculates a reserve for obsolescence. During 1994, an additional reserve was deemed appropriate due to rising inventory levels in the Company's serum protein product line in excess of expected future sales. A $2,450,000 charge was recorded for the termination of certain distribution and supply agreements as well as severance and other costs related to senior management changes. In addition, during 1994 the Company discontinued the development of its Fluorescence Polarization Immunoassay development project, resulting in a $3,300,000 charge. The majority of this charge related to the write off of tangible and intangible assets ($1,560,000), costs incurred to terminate contracts with outside vendors and consultants ($797,000), as well as severance and related costs for terminated employees ($943,000).


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

AMENDMENT NUMBER 2

PART II ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMETARY DATA - THE FINANCIAL STATEMENT INFORMATION AS LISTED IN PART IV, ITEM 14 (A)(1) AND (A)(2) OF THE ORIGINAL 10-K FILING IS HEREBY AMENDED IN ITS ENTIRETY AS FOLLOWS:


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

                               INCSTAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Year Ended December 31,
                                                 1996          1995           1994
OPERATING ACTIVITIES:
Net income (loss)                            $  4,112,000   $ 4,263,000   $(4,505,000)
Adjustments to reconcile net income (loss)
 to net cash provided by operating
 activities:
Provision for deferred income taxes              (555,000)           --            --
Provision (payments) for unusual items and
 inventory valuation adjustment                  (590,000)   (1,060,000)    5,371,000
Provision for retirement plans                    261,000       272,000       529,000
Depreciation and amortization                   2,882,000     2,910,000     3,395,000
Changes in operating assets and liabilities:
Accounts receivable                                 2,000      (816,000)       39,000
Other receivables                                (389,000)       95,000       (29,000)
Inventories                                      (857,000)   (1,077,000)      194,000
Other current assets                              (77,000)      212,000       (21,000)
Accounts payable                                  (95,000)      254,000      (229,000)
Accrued compensation                           (1,074,000)      554,000      (108,000)
Accrued expenses                                 (105,000)      975,000        90,000
Income taxes payable                              481,000       320,000       (56,000)
Other, net                                         53,000       (33,000)       35,000
   Net cash provided by operating activities    4,049,000     6,869,000     4,705,000

INVESTING ACTIVITIES:
Additions to property and equipment, net       (2,645,000)   (1,557,000)     (923,000)
Payments for product distribution rights               --            --      (599,000)
Payments for intellectual property and           (407,000)      (86,000)           --
 purchased technology
Increase in other assets                          (92,000)      (36,000)      (65,000)
   Net cash used in investing activities       (3,144,000)   (1,679,000)   (1,587,000)

FINANCING ACTIVITIES:
Net repayments under lines of credit                   --            --      (422,000)
Net decrease in cash overdraft                         --      (602,000)     (512,000)
(Increase) decrease in restricted cash              1,000            --       (11,000)
Payments on long-term debt                        (76,000)   (4,342,000)   (2,364,000)
Issuance of common stock to employees             264,000        61,000       119,000
    Net cash provided by (used in) financing
     activities                                   189,000    (4,883,000)   (3,190,000)
Net increase (decrease) in cash and cash
 equivalents                                    1,094,000       307,000       (72,000)
Cash and cash equivalents at beginning of
 year                                             460,000       153,000       225,000
Cash and cash equivalents at end of year     $  1,554,000   $   460,000   $   153,000

    The accompanying notes are an integral part of the consolidated financial statements.

                               INCSTAR CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                    Foreign
                                   Common Stock         Additional  Currency
                                Number of                 Paid-In  Translation    Retained
                                  Shares     Amount       Capital  Adjustment     Earnings
Balance at December 31, 1993    16,281,057  $ 163,000  $ 17,557,000 $ (153,000) $ 10,673,000
Common stock issued under
 employee stock purchase plan
 and upon exercise of stock
 options                            41,464          _       119,000          _             _
Translation adjustments                  _          _             _     35,000             _
Net loss                                 _          _             _          _    (4,505,000)
Balance at December 31, 1994    16,322,521  $ 163,000  $ 17,676,000 $ (118,000) $  6,168,000
Common stock issued under
 employee stock purchase plan
 and upon exercise of stock
 options                            40,956      1,000        61,000          _             _
Translation adjustments                  _          _             _    (33,000)            _
Compensation expense on
 executive stock options                 _          _       203,000          _             _
Net income                               _          _             _          _     4,263,000
Balance at December 31, 1995    16,363,477  $ 164,000  $ 17,940,000 $ (151,000) $ 10,431,000
Common stock issued under
 employee stock purchase plan
 and upon exercise of stock
 options, net of tax effect         97,873      1,000       199,000          _             _
Issuance of shares to BFHI          44,107          _        64,000          _             _
Translation adjustments                  _          _             _     53,000             _
Compensation expense on
 executive stock options                 _          _       328,000          _             _
Net income                               _          _             _          _     4,112,000
Balance at December 31, 1996    16,505,457  $ 165,000  $ 18,531,000 $  (98,000) $ 14,543,000

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

First     $  1,158  $       799               First     $  0.07  $  0.05
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

NOTE 2_ UNUSUAL ITEMS AND INVENTORY VALUATION ADJUSTMENTS

     The Company annually reviews its inventory levels and calculates an estimate for obsolete inventory. During 1994, the Company reviewed future sales projections compared with inventory levels on hand in its serum protein product line. It was deemed appropriate to write down this inventory by $750,000 in response to rising inventory levels. Consequently in December, 1994 the Company recorded a $750,000 charge related to the write down of excess inventories.

    In addition, the Company recorded a $2,450,000 unusual charge related to the termination of certain distribution and supply agreements ($540,000) as well as severance and other costs related to senior management changes ($1,910,000). The amount remaining to be paid at December 31, 1996, exclusive of amounts included in noncurrent liabilities (Note 9, Executive Retirement Plans) is $10,000, which is included in accrued expenses in the accompanying consolidated balance sheet.

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

NOTE 3 - INVENTORIES
      Inventories consist of the following:
                                                       December 31,
                                                  1996                1995
Raw materials                              $    2,458,000      $   2,281,000
Work in progress                                9,515,000          9,421,000
Finished goods                                  2,329,000          1,743,000
                                           $   14,302,000      $  13,445,000
NOTE 4 - INTANGIBLE ASSETS

  Intangible assets consist of the following:

                                                       December 31,
                                                  1996                1995
Patents                                    $     717,000       $     717,000
Trademarks                                        17,000              17,000
Goodwill                                         619,000             619,000
Intellectual property and purchased
 technology                                    1,141,000             734,000
Product distribution rights                    2,700,000           2,700,000
                                               5,194,000           4,787,000
Less accumulated amortization                 (4,403,000)         (3,682,000)
                                           $     791,000       $   1,105,000

NOTE 5 - LINE OF CREDIT,  LEASE AND ROYALTY COMMITMENTS

      Long-term debt consists of the following:

                                                           December 31,
                                                       1996              1995

Capitalized lease obligations, 8.0%, due
through 1996                                           ---             72,000
Other                                                3,000              7,000
                                                     3,000             79,000
      Less current portion                          (3,000)           (76,000)
      Total long-term debt                    $        ---      $       3,000


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

NOTE 6 -  RELATED PARTY TRANSACTIONS

      As  part  of  the ongoing operations of the Company, various  transactions were  entered  into  during 1996, 1995 and 1994 with its affiliates,  Sorin,  an affiliate  of the Fiat group, and Fiat Finance N.A., Inc.  The following  tables summarize transactions and related balances:
Operating                          Sorin                   Fiat Finance N.A., Inc.
Statement Data:                        Year Ended December 31,
                       1996         1995        1994        1996     1995     1994
Product sales     $ 7,965,000   $ 7,625,000 $ 6,903,000   $   ---  $   ---  $   ---
Product purchases   2,272,000     1,807,000   1,248,000       ---      ---      ---
Royalty expense       432,000       582,000     176,000       ---      ---      ---
Interest expense          ---           ---         ---     6,000  170,000  312,000

Balance Sheet Data:               Sorin
                               December 31,
                             1996          1995
Assets
Trade receivables         $2,442,000   $ 1,965,000
Other receivables             59,000         6,000


Liabilities
Accounts payable         $   353,000   $   675,000
Accrued royalty              798,000       480,000

NOTE 7_INCOME TAXES

      The provision for income taxes is summarized as follows:

Year Ended December 31,        Federal       State     Foreign      Total
1996
Current                       $ 1,644,000  $  212,000 $ (2,000)  $ 1,854,000
Deferred                         (491,000)    (64,000)   - - -      (555,000)
Provision for Income Taxes    $ 1,153,000  $  148,000 $ (2,000)  $ 1,299,000

1995
Current                       $ 1,505,000  $   89,000 $(23,000)  $ 1,571,000
Deferred                            - - -       - - -    - - -         - - -
Provision for Income Taxes    $ 1,505,000  $   89,000 $(23,000)  $ 1,571,000

1994
Current                       $   123,000  $   34,000 $ 36,000   $   193,000
Deferred                            - - -       - - -    - - -         - - -
Provision for Income Taxes    $   123,000  $   34,000 $ 36,000   $   193,000



      The provision for income taxes differs from the statutory federal tax rate of 34% applied to income (loss) before income taxes as follows:

                                             Year Ended December 31,
                                              1996        1995         1994

Federal   tax   calculated   at   the
 statutory rate                           $ 1,840,000   $1,984,000  $(1,466,000)
Change in the valuation allowance for
 deferred taxes                              (914,000)    (532,000)   1,872,000
Exempt income attributable to foreign
 sales                                       (266,000)    (333,000)    (288,000)
State taxes, net of federal benefit            98,000       59,000       22,000
Compensation  expense  on   executive
 stock options                                328,000      203,000        - - -
Other, net                                    213,000      190,000       53,000
Provision for income taxes                $ 1,299,000  $ 1,571,000  $   193,000


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                             December 31,     December 31,
                                                 1996            1995
Deferred tax assets:
Accounts receivable, principally due to
 allowance for doubtful accounts              $      56,000   $       29,000
Accrued vacation pay                                 33,000           27,000
Inventories, reserves and additional costs
 inventoried for tax purposes                       637,000          728,000
Patents, due to different book and tax
 lives                                               24,000           27,000
Retirement plans                                  1,117,000        1,066,000
Tax credits                                          60,000          492,000
Accrual not currently deductible                    265,000              ---
Severance and related costs not currently
 deductible                                             ---          189,000
Other                                                35,000           26,000
Gross deferred tax assets                         2,227,000        2,584,000
Valuation allowance                              (1,639,000)      (2,553,000)
      Net deferred tax asset                  $     588,000   $       31,000

Deferred tax liabilities:
Plant and equipment, principally due to
differences in depreciation and capitalized
interest                                      $      44,000   $       41,000
Other                                                 4,000            5,000
       Deferred tax liability                 $      48,000   $       46,000

Total net deferred tax asset (liability)      $     540,000   $    ( 15,000)

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

      Additionally, the Company maintains an executive income continuation plan for the benefit of executive officers not covered under the agreements discussed above. The plan provides payments for fifteen years to such officers or their respective beneficiaries upon the later of an officer's retirement from the Company after attainment of sixty years of age or attainment of sixty years of age following termination of employment, or upon death during the term of employment. The annual retirement payment is the product of an annual benefit rate set by the Board of Directors ($3,333 for 1996) multiplied by the number of years of employment, up to a maximum of fifteen years, and as adjusted to reflect the cost of living changes during the payment period. An officer's rights under the plan are fully vested after ten years of employment or upon change in the controlling interest of the Company.

      The company accounts for all retirement agreements under APB 12, wherein the present value of the future benefits are accrued over the working lives of the individuals utilizing a 7% discount factor.

      In connection with the individual agreements and the income continuation plan, both of the above plans included in other noncurrent liabilities at December 31, 1996 and 1995 is $3,285,000 and $3,136,000, respectively, representing the present value of the future benefits.liabili Also, included in accrued expenses at December 31, 1996 and December 31, 1995 is $145,000 and $31,000, respectively, representing the current portion of this liability. The Company intends to fund this obligation through life insurance contracts on the individual executives. Included in Other assets at December 31, 1996 and 1995 is $1,020,000 and $934,000, respectively, of cash surrender value in connection with these policies.


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


NOTE 11_SUPPLEMENTARY CASH FLOW INFORMATION

                                               Year Ended December 31,
                                         1996          1995          1994
Supplemental disclosures of cash flow
information:
Cash paid during the year for:
    Interest                         $   17,000    $  192,000    $  369,000
    Income taxes, net                 1,295,000     1,151,000       242,000


NOTE 12_GEOGRAPHIC SEGMENT DATA

     Comparative geographical data for the Company's operations is summarized as follows:

                                         1996          1995            1994
Sales
United States                       $  22,017,000 $  23,832,000  $   21,282,000
   Italy                                3,404,000     3,385,000       2,781,000
   England                              2,661,000     2,646,000       2,578,000
   Germany                              2,225,000     2,175,000       1,997,000
   France                               1,773,000     1,813,000       1,830,000
   Belgium                              1,160,000     1,246,000       1,082,000
   Spain                                  822,000       822,000         823,000
   Other Europe                         1,779,000     1,431,000       1,387,000
       Total Europe                    13,824,000    13,518,000      12,478,000
   Japan                                3,578,000     3,838,000       4,106,000
   Korea                                  811,000       678,000         501,000
   Other Asia                             633,000       432,000         683,000
       Total Asia                       5,022,000     4,948,000       5,290,000
   Canada                               1,575,000     1,844,000       1,852,000
   Other Foreign                        1,866,000     1,618,000       1,601,000
     Total                          $  44,304,000 $  45,760,000  $   42,503,000

Operating income
United States                       $   2,305,000 $   3,052,000  $      877,000
   Italy                                 (214,000)      (60,000)        (72,000)
   England                                (65,000)      (92,000)        (78,000)
   Germany                                459,000       421,000         275,000
   France                                 443,000       394,000         287,000
   Belgium                                209,000       203,000          (1,000)
   Spain                                  122,000       150,000         110,000
   Other Europe                           407,000       207,000         118,000
       Total Europe                     1,361,000     1,223,000         639,000
   Japan                                  718,000       921,000          51,000
   Korea                                  117,000       135,000          60,000
   Other Asia                              68,000        20,000         179,000
       Total Asia                         903,000     1,076,000         290,000
   Canada                                 407,000       653,000         639,000
   Other Foreign                          360,000       145,000          97,000
     Total                              5,336,000     6,149,000       2,542,000

Unusual items                                 ---           ---      (5,750,000)
Inventory valuation adjustment                ---           ---        (750,000)
Other income(expenses), net                75,000      (315,000)       (354,000)
  Income (loss) before income taxes $   5,411,000 $   5,834,000   $  (4,312,000)

Total assets
United States                       $  41,021,000 $  38,059,000   $  37,272,000
Europe                                    937,000       702,000         882,000
     Total                          $  41,958,000 $  38,761,000   $  38,154,000


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

      The Company also announced that BFHI, the majority shareholder of INCSTAR and wholly owned subsidiary of Sorin, has entered into a Memorandum of Understanding with ASI regarding the proposed sale of Sorin's European Diagnostics Division to ASI. The Memorandum of Understanding between ASI and INCSTAR contemplates that the simultaneous closing of the Sorin sale of its European Diagnostics Division will be a condition to the proposed merger.

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





                                                           KPMG Peat Marwick LLP
Minneapolis, Minnesota
January 24, 1997

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      INCSTAR CORPORATION AND SUBSIDIARIES


        Column A           Column B         Column C          Column D       Column E
                                                  Charged
                          Balance at   Charged      to                    Balance at the
                             the       to Costs    Other    Deductions_       End of
                         Beginning of     &      Accounts    (Describe)       Period
                            Period     Expenses  Describe
Allowance for doubtful
accounts receivable:
Year ended December 31,
 1996                    $  107,000   $ 118,000  $   - -   $  35,000 (A)    $  190,000

Year ended December 31,
 1995                       113,000      16,000      - -      22,000 (A)       107,000

Year ended December 31,
 1994                       195,000      23,000      - -     105,000 (A)       113,000


(A) Uncollectible accounts written off, net of recoveries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A, amending the registrant's Form 10-K for the fiscal year ended December 31, 1996, to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         INCSTAR CORPORATION


Dated:  May 19, 1997               By:   /s/ John J.Booth
                                         John J. Booth
                                         President